Form 10QSB
period 2004-03-31
CENTERGISTIC SOLUTIONS INC
filed 2004-06-14
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

-OR-

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-111378

CENTERGISTIC SOLUTIONS, INC.

(Name of small business issuer as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-2873122 (IRS Employer identification No.)

2045 West Orangewood Avenue, Orange, California 92868-1944

(Address of principal executive offices)

(714) 935-9000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

As of March 31, 2004, there were 9,169,048 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes ☐   No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2004

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets at March 31, 2004 (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended March 31, 2004 and 2003 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2004 and 2003 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Controls and Procedures	39
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 2. Change in Securities	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits and Reports on Form 8-K	40
SIGNATURES	41
EXHIBIT INDEX	42
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

March 31,
2004
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$74,412
Trade receivables, less allowance for doubtful accounts of $64,359	1,011,849
Inventories	184,467
Prepaid expenses	148,222
Miscellaneous receivables	75,735

Total current assets	1,494,685

Property, equipment, and leasehold improvements, net of accumulated depreciation of $627,536	189,677

Capitalized software development costs, net of accumulated amortization of $1,630,596	222,555

Other assets
Deferred offering costs	362,246
Other	63,373

Total other assets	425,619

$2,332,536

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet (continued)

March 31,
2004
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Convertible notes payable, including $70,000 to officers and a related party, net of debt discount of $39,798	$450,202
Notes payables - related parties	53,408
Accounts payable	381,054
Accrued expenses	172,809
Deferred income	179,332
Accrual for stock to be issued	103,125

Total liabilities, all current	1,339,930

Commitments and contingencies (Notes 4 through 7)
Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized; 9,169,048 shares issued and outstanding	2,439,994
Additional paid-in capital	284,892
Accumulated deficit	(1,677,463)
Unearned stock compensation	(22,969)
Common stock to be redeemed	(28,433)

996,021
Less notes receivable	(3,405)

Total stockholders’ equity (deficit)	992,616

Total liabilities and stockholders’ equity (deficit)	$2,332,546

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended
	March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$2,152,064	$2,175,564	$675,883	$747,726
Professional services	115,040	152,936	20,640	57,360
Hardware sales	678,968	859,182	135,375	373,125

Total revenues	2,946,072	3,187,682	831,898	1,178,211

Cost of revenues:
Software and service costs	407,237	393,216	134,325	221,145
Professional services	96,260	119,444	14,450	49,925
Hardware costs	514,203	575,907	119,036	202,738

Total cost of revenues	1,017,700	1,088,567	267,811	473,808

Gross profit	1,928,372	2,099,115	564,087	704,403

Operating expenses:
Selling and marketing	598,549	670,294	179,882	218,788
Research and development	323,528	304,482	102,071	103,767
General and administrative	1,296,843	1,303,061	479,937	458,416

Total operating expenses	2,218,920	2,277,837	761,890	780,971

Operating loss	(290,548)	(178,722)	(197,803)	(76,568)

Other (expense) income	(4,019)	(73,164)	90	(40,963)

Interest expense	(162,271)	(7,689)	(33,111)	(1,317)

Loss before income taxes	(456,838)	(259,575)	(230,824)	(118,848)
Income tax provision	(3,200)	(3,200)	—	—

Net loss	(460,038)	(262,775)	(230,824)	(118,848)

Other comprehensive income (loss), net of tax	3,834	30,791	—	12,625

Comprehensive loss	$(456,204)	$(231,984)	$(230,824)	$(106,223)

Basis and diluted net loss per share	$(0.05)	$(0.03)	$(0.03)	$(0.01)

Weighted-average number of common shares outstanding	9,201,135	9,273,416	9,186,504	9,273,416

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(460,038)	$(262,775)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	168,187	167,000
Provision for doubtful accounts	28,374	6,717
Stock compensation	88,198	—
Non-cash interest expense	55,719	—
Loss on sale of securities available for sale	2,657	44,081
Loss on sale of land and building held for sale	—	32,457
Increase (decrease) from changes in assets and liabilities:
Trade receivables	(164,613)	(15,160)
Inventories	(20,459)	(36,964)
Prepaid expenses	(73,265)	(75,830)
Miscellaneous receivables	(78)	(8,241)
Other assets	(7,549)	(25,212)
Accounts payable	191,644	3,009
Accrued expenses	59,600	87,672
Deferred income	33,466	5,575

Net cash used by operating activities	(98,157)	(77,671)

Cash flows from investing activities
Proceeds from sale of securities	4,798	269,382
Additions to capitalized software development costs	(11,065)	—
Purchase of equipment	(28,545)	(49,182)
Net proceeds from sale of land and building held for sale	—	148,396

Net cash (used) provided by investing activities	(34,812)	368,596

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

	March 31,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	(210,797)	(37,433)
Principal payments on term loan and notes payable	(60,000)	(380,381)
Borrowings on short-term debt	460,000	70,000
Certificate of deposit held as collateral for note payable	—	171,722
Repurchase of common stock	(15,787)	(8,702)
Payments received on note receivable	1,953	1,612

Net cash provided (used) by financing activities	175,369	(183,182)

Net increase in cash and cash equivalents	42,400	107,743
Cash and cash equivalents, beginning of period	32,012	102,842

Cash and cash equivalents, end of period	$74,412	$210,585

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,990	$7,688

Income tax payments	$3,997	$5,573

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the nine months ended March 31, 2004, in conjunction with the private debt offering discussed in Note 7, a vendor converted $30,000 of accounts payable owed to a convertible promissory note.

During the nine months ended March 31, 2004, the Company issued warrants to purchase common stock as part of a private placement of debt. The estimated fair value of the warrants was $12,533. In connection with the private placement, the Company reclassified $53,616 of deferred offering costs to debt discount as these costs were previously incurred for a pending financing transaction. The cost of the debt discount is being accreted as non-cash interest expense over the term of the notes payable.

During the nine months ended March 31, 2004, the Company agreed to purchase its common stock from a shareholder (Note 4). The Company issued a note payable for $44,220 and recorded common stock to be redeemed as an offset to stockholders’ equity (deficit). During that period, the Company paid down the note payable and redeemed a total of $15,787 of common stock.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

1.	Organization and Nature of Business

Centergistic Solutions, Inc. (the “Company”) was incorporated in the State of California on March 10, 1972. On October 18, 1999, the Company affected a name change to Centergistic Solutions, Inc.

The Company provides integrated information distribution and reporting systems, serving both general business and contact center environments. The products provide critical information throughout the enterprise to help companies improve performance and increase personnel productivity.

Affinitec Corporation (“Affinitec”), a wholly owned subsidiary, develops and distributes software that enables automatic call distribution management system users to obtain sophisticated reporting and communications tools to help manage their work force, forecast staffing requirements, and schedule their agents. The operations of this entity were merged into that of the parent company during fiscal 2001.

Substantially all of the remaining operations are conducted by the Company’s Mexican subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (formerly known as AAC de Latin America). The Mexican operations distribute products of its parent, as well as other telecommunications products from third parties.

LYA, Inc., a wholly owned subsidiary, is a consulting business for call centers and the telecommunications industry.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004 and for the three and nine month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2003 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission, which was declared effective on April 28, 2004.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2004 and for the three and nine months ended March 31, 2004 and 2003 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”). All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the nine months ended March 31, 2004, the Company incurred a net loss of $460,038 and an operating loss of $290,548, which includes depreciation and amortization of $168,187, and, as of March 31, 2004, the Company had working capital of $154,765. The Company demonstrated cost reductions during the nine months ended March 31, 2004, as the operating expenses decreased to $2,218,920 from $2,277,837 in the prior period. This was achieved on an 8% decrease in revenue, of $241,610. The Company has reduced headcount and general expense levels, and anticipates revenue growth through an improved economy, targeted sales and marketing efforts, the addition of strategically placed sales personnel, and expects the cost reduction trend to continue this fiscal year and produce operating profits throughout the next fiscal year.

Additionally, as further discussed in Note 7, the Company has completed a private offering of debt, raising gross proceeds of $490,000. The Company used these proceeds to file a registration statement on Form SB-2, which was declared effective in April 2004, to begin funding its sales and marketing expansion programs and to fund current operating expenses, as necessary. With this debt financing, management believes the Company has sufficient cash and working capital to meet its needs during the next fiscal year. The Company further contemplates an equity round of $3,000,000 commencing in August 2004 and assuming the continuing improvement in the public financial markets.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003. SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. The Company views its operations and manages its business in three segments: Centergistic Solutions, Centergistic Solutions - Mexico and LYA.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Segment Reporting (continued)

The following represents the total assets by segment:

March 31, 2004
Centergistic Solutions	$5,079,327
Centergistic Solutions – Mexico	597,364

5,676,691
Eliminations	(3,344,155)

Total consolidated assets	$2,332,536

The total assets for LYA are not significant and are included in those of Centergistic Solutions.

The following represents the revenues, gross profit and net income (loss) by segment:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Centergistic Solutions
Revenues	$2,014,764	$2,114,897	$527,786	$740,775

Gross profit	$1,500,561	$1,538,990	$408,698	$498,653

Net income (loss)	$(460,401)	$(365,715)	$(239,620)	$(164,222)

Centergistic Solutions - Mexico
Revenues	$816,268	$919,849	$283,472	$380,076

Gross profit	$409,031	$526,633	$149,199	$198,315

Net income (loss)	$(13,265)	$84,166	$4,423	$42,754

LYA
Revenues	$115,040	$152,936	$20,640	$57,360

Gross profit	$18,780	$33,492	$6,190	$7,435

Net income (loss)	$13,628	$18,774	$4,373	$2,620

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Loss Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” the Company is required to disclose basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, and the conversion of preferred stock, as if they had been issued.

On January 19, 2004, the Board of Directors approved an amendment to the articles of incorporation including the number of authorized shares of common stock to 80,000,000 and an 8:1 forward split of shares outstanding. All share and per share amounts for the periods presented in the financial statements have been retroactively adjusted for the effects of this stock split.

For all periods presented, there is no difference between basic and diluted loss per common share, as the effects of stock options or warrants and conversion of preferred stock are anti-dilutive, given the net loss applicable to common shares for each period.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At March 31, 2004, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of March 31, 2004, the Company’s largest customer accounted for 21% of total trade receivables, respectively. For each of the three months ended March 31, 2004 and 2003, the Company’s largest customer accounted for 31% and 19% of total Company net revenues, respectively. For each of the nine months ended March 31, 2004 and 2003, the Company’s largest customer accounted for 27% and 32% of total Company net revenues, respectively. There were no other customers that exceeded 10% of such amounts as of each respective period-end.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Concentrations (continued)

As of March 31, 2004, customers of the Company’s Mexican subsidiary accounted for 28% of total trade receivables, respectively. For each of the three months ended March 31, 2004 and 2003 and for the sales to customers of the Company’s Mexican subsidiary account for 34% and 32%, respectively, of total Company net revenues. For each of the nine months ended March 31, 2004 and 2003 and for the sales to customers of the Company’s Mexican subsidiary account for 28% and 29%, respectively, of total Company net revenues.

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of March 31, 2004, the Company capitalized a net amount of $362,246 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. During the nine months ended March 31, 2004, the Company completed a debt offering (Note 7). As part of this transaction, the Company reclassified $53,615 from deferred offering costs to a contra-liability account. Such amount represented that portion of the balance that related directly to the costs of issuing the notes payable discussed in Note 7. The remaining capitalized deferred offering costs relate to a pending equity transaction. There can be no assurance that the Company will receive funding from private investors. If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

Accounting for Stock-based Compensation

The Company has adopted SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure,” which establishes financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for stock-based employee compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based employee compensation expense, which includes members of the board of directors. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $61,980 through March 31, 2004 for stock option grants, of which $5,589 and $0 was recognized during the nine month periods ended March 31, 2004 and 2003, respectively. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net loss, as reported	$(460,038)	$(262,775)	$(230,824)	$(118,848)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	5,589	—	1,863	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(46,469)	(64,608)	(15,973)	(18,677)

Pro forma net loss	$(500,918)	$(327,383)	$(244,934)	$(137,525)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 2.00% and 3.99% for the three and nine-month periods ended March 31, 2004 and 2003, respectively, and expected lives of ten years for all grants.

Revenue Recognition

The Company typically provides bundled software and services through a distributor network. Each component of a bundled solution is separately identified based upon vendor specific objective evidence. The components of revenue are recognized as follows:

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

▪	Software license fees for site licenses and master license agreements are recognized as revenue upon delivery of the software, and when remaining obligations are not significant. The Company’s software licensing agreement provides the customer with a 90-day warranty and return provision, including a limited time to test the software. If the customer can prove that the software is not functioning, the Company has the opportunity to remedy the problem and, if not resolved, the customer may return the software. The Company considers the need for a reserve for warranty and returns on a quarterly basis; however, such occurrences have historically not been significant.

▪	Advance contract payments for software services, consisting primarily of software maintenance and support, are recorded as deferred income until the services are provided. After the expiration of the software license warranty period, the Company commences recognition of the contract payments ratably over the term of the maintenance period. All subsequent software maintenance and support is billed separately and recognized ratably over the life of the maintenance period.

▪	Revenues from software sold to distributors are recognized upon delivery since title passes upon delivery. The distributor is subject to a restocking fee of 10%-25% if an order is returned; however, historically, such returns have been insignificant. Special orders are non-cancelable.

▪	Software and service revenues include services related to maintenance, time and materials contracts, installation and training. Such revenues are recognized as the services are rendered.

▪	Revenues from the sale of computer and display hardware are recognized upon shipment, which is generally concurrent with the passage of title.

Professional services revenues are derived from the services provided by the Company’s consulting business. Such revenues are recognized as the services are rendered.

3.	Capitalized Software Development Costs

Research and development, which includes design, development, and testing of new software, software maintenance, and enhancement costs, is expensed as incurred until technological feasibility has been established for the product. Technological feasibility is defined as a completion of detail program design. Thereafter, certain costs, such as coding and testing, are capitalized until the product is available for general release to customers.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

3.	Capitalized Software Development Costs (continued)

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the nine months ended March 31, 2004 and 2003 was $95,065 and $103,500, respectively, and for the three months ended March 31, 2004 and 2003 was $31,868 and $11,500, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of March 31, 2004 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life
CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of March 31, 2004:

CenterStats	$398,998
AgentView	307,476
Fully amortized products	1,146,677

1,853,151
Accumulated amortization	(1,630,596)

$222,555

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

4.	Notes Payable – Related Parties

On December 31, 2002, the Company entered into two notes payable to two of its officers for an aggregate $24,975. Such notes bear interest at 6% and the principal and interest are due and payable on demand. These notes are secured by all of the assets of the Company.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

4.	Notes Payable – Related Parties (continued)

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after September 30, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at March 31, 2004 is $28,433.

5.	Commitments and Contingencies

Consulting Agreement

As of October 1, 2003, the Company entered into an Independent Consulting Agreement (the “Agreement”) with a firm whereby the firm is to assist the Company in the listing of its shares on a stock exchange, the sale of its business or other debt or equity financings. Pursuant to the Agreement, the Company is obligated to pay $1,000 per month for their services, as well as a success fee of up to $37,500 in stock upon receipt by the Company of up to $3,000,000 in aggregate financing under the terms of the Agreement. Such Agreement expires on June 30, 2004.

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of June 30, 2003, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

6.	Stockholders’ Equity

Stock Split

On January 19, 2004, the Board of Directors approved an amendment to the articles of incorporation including the number of authorized shares of no par common stock to 80,000,000 and an 8:1 forward split of shares outstanding. All share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements have been retroactively adjusted for the effects of this stock split.

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At March 31, 2004, 640,400 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At March 31, 2004, 547,200 shares were available for grant under the terms of this plan.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

6.	Stockholders’ Equity (continued)

Stock Option Plans (continued)

A summary of the status of the plans, and changes during the nine months ended March 31, 2004 is as follows:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price
Outstanding at beginning of period	2,006,000	$0.56
Granted	406,400	0.40

Outstanding at end of period	2,412,400	$0.54

Exercisable at end of period	1,474,200	$0.63

Weighted average fair value of options granted during the period		$0.40

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

6.	Stockholders’ Equity (continued)

Stock Option Plans (continued)

A summary of stock options outstanding at March 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Fixed Options	Outstanding	Life	Price	Exercisable	Price
$0.30 to $0.47	1,199,600	7.53	$0.38	337,000	$0.42
$0.52 to $0.79	1,212,800	3.95	0.69	1,137,200	0.69

	2,412,400		$0.54	1,474,200	$0.63

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005. All of these warrants were outstanding at March 31, 2004.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

6.	Stockholders’ Equity (continued)

Common Stock Purchase Warrants (continued)

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005. Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”). In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332. All of these warrants were outstanding as of March 31, 2004.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

7.	Private Placement of Debt

Subsequent to June 30, 2003 and through September 30, 2003, the Company entered into a total of 16 Note and Warrant Purchase Agreements (the “Agreements”). Under the Agreements, the lenders agreed to loan the Company an aggregate $490,000 ($30,000 of which was issued upon conversion of accounts payable) in exchange for convertible subordinated promissory notes (the “Notes”). The Notes, excluding all accrued interest, are convertible into shares of common stock of the Company. The principal amount of the Notes are convertible at any time, at the option of the holder, at a price of $0.3975 per share. The Notes will automatically convert upon the earlier of the following events: i) the first anniversary date of the Notes or ii) 30 days from the effective date of a registration statement filed by the Company under the Securities Act of 1933, as amended, and the trading of the Company’s common stock on the OTC Bulletin Board. All unpaid principal and any accrued but unpaid interest are due and payable on September 15, 2004. Interest accrues at a rate of 6% per annum and is payable in arrears on February 1, 2004, May 1, 2004 and August 1, 2004. The notes contain a beneficial conversion feature, the value of which has been determined to be $8,618. Such has been recorded as a component of the debt discount and is being accreted as non-cash interest expense over the term of the Notes.

In consideration for entering into the Notes, the Company also issued warrants (the “Notes Warrants”) entitling the note holder to purchase shares up to an aggregate of 74,016 shares of the Company’s common stock that will be received by the note holder upon conversion of the Notes discussed above. The Notes Warrants are exercisable in whole, but not in part, at any time from the date of issuance of the Notes Warrants and ending on August 31, 2005 at a price of $0.3975 per share of common stock. The Company estimated the value of these warrants at $8,618, which is being accreted as non-cash interest expense over the term of the Notes.

Of the aggregate loan amount of $490,000, an aggregate $70,000 was loaned by two officers and a relative of an officer with an aggregate of 10,576 warrants being issued to such individuals.

In connection with the above-described transactions, the Company paid, as a financial consulting fee, $20,750 in cash and issued warrants, exercisable at a price of $0.466 per share to purchase 44,512 shares of common stock. The Company estimated the value of the warrants at $3,915 which was recorded as a debt discount. The financial consulting fee and warrants are being accreted as non-cash interest expense over the term of the Notes.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three and Nine Months Ended
March 31, 2004 and 2003 is Unaudited)

7.	Private Placement of Debt (continued)

Upon issuance of the Notes, the Company reclassified $53,615 of related costs from deferred offering costs to a contra-liability account. Such is being accreted as non-cash interest expense over the term of the Notes.

Pursuant to the Anti-dilution Provision of the Fiscal 2001 Warrants discussed in Note 6, such warrants were repriced to $0.4375 upon issuance of the Notes Warrants. As such, the Fiscal 2001 Warrants were revalued in accordance with SFAS No. 123, resulting in additional expense of $82,609. Such amount was recorded as effective interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2004.

On July 1, 2003, the Company also entered into two consulting agreements with Hanover Capital Corp. (“Hanover”) pursuant to which the Company agreed to pay to Hanover a monthly retainer of $5,000 for a period of 12 months, but cancelable by either party at any time with ten days written notice prior to the end of each monthly period. The Company also agreed to issue shares of common stock to Hanover as follows: (i) 200,000 shares upon filing of the Company’s proposed registration statement or Form SB-2; (ii) 50,000 shares upon completion of a forward split of the Company’s common stock; and (iii) 100,000 shares upon approval of the proposed Form SB-2.

As of March 31, 2004, the Company accrued $103,125 as the estimated value of the 250,000 shares of common stock to be issued under the above-discussed Hanover agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

     The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Factors That May Affect Future Results” section of this report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

General

     We are a provider of business performance and intelligence management software that enables companies to translate data into critical and meaningful metrics allowing for improved financial and operational performance. Our software provides managers with customizable reporting and analysis tools. These tools allow for real-time monitoring of and reporting against crucial benchmarks in an organization. This enables constant monitoring of a company’s progress against financial and operational goals, and helps achieve optimal operational performance.

     Business performance and intelligence management software uses historical and real-time data and metrics to provide managers with visibility on the business operations in real-time. We provide call/contact center managers with powerful reporting and analytic tools allowing the constant monitoring of the operational effectiveness and efficiency. While our current market focus is on the call/contact center, we offer software to all operational areas of the enterprise to gauge performance and profitable improvement. We also offer consulting, training, technical support and programming services for our customers and partners.

     Our company operates through its domestic headquarters, our Lynch Young & Company Professional Services Group, and our wholly-owned Mexican subsidiary located in Mexico City, Mexico. Our domestic operation sells AgentView, CenterStats, the related hardware necessary to run these applications or display statistics derived from these applications, training and educational services, installation, custom programming and support services.

     Centergistic Solutions, Inc. was incorporated in Los Angeles, California on March 13, 1972. Lynch Young Inc. (dba Lynch Young & Company) was incorporated in California on October 16, 1980. Centergistic Solutions, Inc. Latina America S. de R.L. de C.V., a limited liability partnership, was formed in Mexico City, Mexico on May 19, 2000. This partnership was a successor to Centergistic Solutions, Inc. Latina America S.A. de C.V., a Mexican corporation originally formed July 1, 1993.

     Our Lynch Young & Company Professional Services Group operates as a consulting firm selling consulting services to the call/contact center market. Our Mexican subsidiary acts as a distribution company selling our AgentView and CenterStats products along with other vendor sourced products to a variety of distributors and end-users in Latin and South America. They also sell training and educational services, installation and product support packages.

     In 2001, we completed development on our new product, CenterStats. During fiscal year (“FY”) 2002 and 2003, we devoted what little internally generated capital was available (approximately $100,000 in each of these fiscal years) to actively promote, market, and sell CenterStats. The money was spent on a salesperson focusing on selling CenterStats, and various marketing initiatives intended to promote market awareness of CenterStats. However, due to limited resources, we have never conducted a formal product launch and kickoff for CenterStats. In addition, during FY 2002 and 2003, there has been a global economic slowdown, and particularly, a decrease in corporate spending on infrastructure and technology. These factors have had an adverse impact on our ability to market and sell CenterStats, as well as the results of our operations.

     We face several significant challenges common in our industry; continued revenue growth; market segment risk; technological changes; and liquidity and capital resources.

     We face challenges in growing our revenues because our CenterStats product has not been installed in a large number of clients to date, and has not achieved wide customer acceptance due to limited marketing and sales activities. We are dependent upon the sale of CenterStats to substantially grow our revenues. We have developed a sales and marketing plan to achieve this revenue growth, but need capital to implement the plan.

     We currently sell our products and services into the call/contact center market. We generally sell in two different types of environments. In one instance, our products are part of a bundled sale at the time of a new call/contact center purchase and installation. We are dependent on our distributors for a majority of these types of sales. In the other instance, we sell to established call/contact centers that perceive a lack of data, statistics, and metrics to effectively manage and monitor the performance of their centers. We generate revenue in this arena through both direct end-user sales and distribution channel sales. We face challenges that our distributors could find new sources of this type product or even internally develop their own product. We also face challenges that the call/contact center market undergoes significant changes, restructuring, contraction, or evolution into different technologies.

     We are subject to a rapidly changing technological environment. Our ability to keep current with the demands of technology is critical to our success. Each time the data flow of a particular application in the call/contact center changes or new applications are created, we must be able to retrieve that data. Our products must be changed also so that we may retrieve that data. If we cannot continue to stay atop the technology curve, we will not be able to compete effectively in this market space. To combat this challenge, we have developed technology partnerships with many of the industry application providers such as Avaya, Cisco, Concerto, Genesys, Microsoft, and Nortel to name a few. These partnerships allow us the environment to test our products and certify that our products work with a specific vendor application and to get updates as their technology changes.

Current Conditions

     In May 2003 we opened a development center in Delhi, India. We hired three developers and currently have a staff of five. India was chosen as the site of our center because of its available base of skilled and technological competent developers and a lower cost structure. We plan to increase the staffing level to ten upon a successful raise of capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications. Best-of-Breed (BOB) software can be defined as the use of a specific software program or package for each specific application or requirement. Many companies prefer, as policy, to incorporate a Best-of-Breed software approach to make sure they are using the most highly developed and tested solution for each application. The India development center currently costs approximately $5,000 to $6,000 per month to maintain.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2004 and 2003, these customers represented approximately 28% and 29%, respectively, of our total net revenues.

     Our revenues in these countries are derived from our subsidiary, Centergistic Solutions, Inc. Latin America S. R. L. de C.V., a limited liability partnership. Its offices are located in Mexico City and houses 17 employees. This company acts primarily as a distributor, selling our AgentView and CenterStats products along with others sourced from third party vendors such as PC call accounting, voicemail products, data collection devices, and LED display boards. This company sells its products primarily to companies such as Avaya, Siemens and Alcatel.

     On September 30, 2003, we completed a private funding round of convertible promissory notes. The gross proceeds generated from this raise was $490,000, the net cash received was $460,000. The proceeds has been used to begin to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the preparation and processing of a registration statement filed with the SEC relating to a selling stockholder offering. We allocated $100,000 towards the implementation of our sales and marketing strategy. The remaining $360,000 was allocated as follows: $100,000 for accounting fees and related services, $100,000 for consulting and advisory fees, $65,000 for principal payments of notes payable, $55,000 for legal fees, $20,000 for printing expenses (including EDGARizing expenses) and $20,000 for general working capital. We intend to raise up to an additional $3,000,000 in a private offering. If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing strategy. We intend to begin the capital raise in August 2004. This capital raise is critical to the implementation of our sales and marketing strategy described in this prospectus.

     We must have capital to successfully implement our sales and marketing strategy. We are not likely to see significant revenue growth without the sales and marketing activities we intend to initiate with the proceeds of our intended capital raise.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     Our revenue recognition policy is significant because revenue is a key component of our results of operations. We derive our revenue primarily from sales of our various products. As described below, significant management judgments and estimates must be made and used in connection with revenue recognized in any accounting period. If our management makes different judgments or uses different estimates, material differences may result in the amount and timing of our revenue for any period. We recognize revenue from the sale of our products when:

•	we have persuasive evidence that an arrangement exists. For all sales, we use a binding purchase order and sales order confirmation as evidence of an arrangement. Sales through certain of our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction by transaction basis;

•	the product is delivered to the customer under the terms of the arrangement and title passes. Passage of title generally occurs when the product is delivered to a common carrier, but in some cases occurs when the customer receives the product;

•	the revenue is fixed and determinable. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 75 days from invoice date, then we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due; and

•	collection of the resulting receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, then we defer the fee and recognize revenue at the time collection becomes reasonably assured, which generally is upon receipt of cash.

     We derive revenues from licensing our software products, selling computer and display hardware, and providing customer support, training, installation, and consulting services. Software license fees for site licenses and master license agreements are recognized as revenue upon delivery of the software, and when remaining obligations are not significant. Sales to distributors are recognized upon delivery as our distributors generally have customer orders in hand before ordering from us. Should orders be cancelled, our distributors are subject to restocking charges of 10%-25% except for custom orders which are non-cancellable.

     Our software licensing agreement provides the customer with certain warranty provisions, including a limited time to test the software. If the customer can prove the software is not functioning, we have the opportunity to remedy the problem, and if not resolved, the customer can return the software. Historically, returns and warranty costs have not been significant.

     Advance contract payments for services, consisting primarily of software customer support, are recorded as deferred income until after the expiration of the software warranty period, at which time the revenue is recognized ratably over the term of the maintenance period. All subsequent software support is billed separately and recognized ratably over the life of the support period.

     Revenue from computer and display hardware is recognized upon shipment, and consulting service revenue is recognized as services are rendered.

Allowance for Doubtful Accounts

     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of March 31, 2004 and June 30, 2003, our accounts receivable balances were $1,012,000 and $876,000, respectively, net of our estimated allowances for doubtful accounts of $64,000 and $36,000, respectively.

     The accounts receivable and estimated allowance for doubtful accounts increased during the nine month period ended March 31, 2004. The Company has achieved higher revenue volumes and larger average invoices due to increased CenterStats sales. The payment cycle on these types of sales appears to have stretched to 75-90 days from our typical experience of 45-60 days. We expect this trend to continue as we increase sales of CenterStats.

     We have taken steps to address this trend by requiring staged payments on these contracts when milestones are completed. We now typically require 25% of the contract amount due upon signing, 50 to 65% upon delivery, and the remaining balance due 30 days thereafter. We do not expect this trend to significantly impact us as we believe revenues will continue to grow sufficiently to enable us to generate enough cash flow to sustain operations.

     The accounts receivable turnover at March 31, 2004 has slowed down to 93 days. Revenues for the nine months ended March 31, 2004 were $2,946,000. Revenues in the month of March 2004 were $420,000 representing 50% of the revenues for the quarter. We billed $465,000 in the month of March 2004, which includes revenue items, all applicable sales and value added taxes, and some advance support contracts. This represents nearly 46% of the net accounts receivable balance at March 31, 2004. This distorts the calculation of the accounts receivable turnover, as March billings account for over 39 of the 93 turnover days calculated.

Capitalized Software Development Costs

     We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Capitalization of software costs was minor during the nine months ended March 31, 2004. Amortization of capitalized software costs totaled $95,065 and $103,500 for the nine month periods ended March 31, 2004 and 2003, respectively.

Long-Lived Assets

     During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of March 31, 2004, no such indicators of impairment were identified by management.

Stock-Based Compensation

     From time to time, we provide compensation in the form of shares of our common stock as well as options or warrants to acquire shares of our common stock.

     We derive the value of rights to acquire our common stock granted to non-employees, such as options or warrants, from pricing models that consider current market and contractual prices for our stock, as well as time value and yield curve or volatility factors. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses we recognize, and use of different pricing models or assumptions could produce different financial results.

     Options granted to employees are valued using the intrinsic value method which bases compensation on the difference between the market value of the underlying shares of common stock and the exercise price at the date of grant.

Income Taxes

     We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Results of Operations for the Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

     We believe there is some improvement in the economy in general and corporate infrastructure technology spending in specific. We saw some order growth for our AgentView product this past three months, and expect this trend to continue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Three Month Period Ended March 31,
	(In thousands)
	2004	%	2003	%
Centergistic (U.S.)	$528	63.5	$741	62.9
Mexico and Latin America	$283	34.0	$380	32.3
Lynch Young & Company	$21	2.5	$57	4.8
Total	$832	100.0	$1,178	100.0

     Centergistic Solutions is the U.S. based company selling products and services to the call/contact center marketplace. Mexico and Latin America represents revenue generated by Centergistic Solutions Latina America S. R. L. de C.V., our wholly owned Mexican limited liability company subsidiary, sold to Mexican, Latin and South American companies. Lynch Young & Associates, our wholly owned subsidiary, represents our consulting and professional services revenues.

     Total net revenues decreased by $346,000 or 29% for the three month period ended March 31, 2004 (“PE 2004”) as compared to the three month period ended March 31, 2003 (“PE 2003”). Revenues from U.S. based operations decreased by $213,000 or 29% from the PE 2003. Revenues from Mexico and Latin America and Lynch Young & Company also decreased as compared to the prior period. Revenues from Mexico decreased by $97,000 or 26% and Lynch Young & Company decreased by $36,000 or 63%.

     In the U.S. based operations, direct sales of AgentView increased $150,000 or 283% compared to PE 2003. The increase is due to several large customer purchases during the past three months. We are starting to see sales activity from customers requiring multiple data sources and a high number of agents. This helps our revenue as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our increasing revenue trend to continue also. We have approximately $175,000 in backlog for orders that could not be fulfilled by quarter end and will be recognized as revenue in the quarter ending June 30, 2004.

     CenterStats sales decreased by $10,000 or 20% compared to PE 2003. The decrease is due a limited amount of sales attention to CenterStats this quarter due to the significant AgentView sales activity.

     Distribution revenue in the U.S. dropped by $352,000 or 72% from PE 2003. Revenue from our largest distributor, Dacon, fell by $220,000 or 46% from PE 2003. We believe we will recover this shortfall as we received two large hardware orders accounting for $160,000 from Dacon in April. Sales to two of our other distributors, Rockwell and BellSouth, decreased by $50,000 from PE 2003. Revenues from these distributors fell because of reorganization and turnover in their respective companies, and us having to re-educate the product management and sales organizations about our products and services. We expect business from Rockwell to increase during the next nine months, but to see continued weakness at BellSouth due to significant turnover in the sales department and the sale of the Computer Telephony Group of Method IQ. Our products are sold in this Computer Telephony Group.

     Installation and training revenues increased by $8,000 or 53% from PE 2003 due to the increased sales of AgentView and CenterStats. We also instituted a price increase for these installations during the past year. The price increase accounted for $2,000 of the increase, and the remainder was a volume related increase.

     Mexico and Latin America revenues decreased by $97,000 or 26% as compared to PE 2003. The Mexican economy remains relatively sluggish and according to the American Business Chamber of Commerce (the “Chamber”) in Mexico, this trend will continue through the remainder of our fiscal year. The Chamber projects that the Mexican economy will begin to improve in the July-September 2004 time frame. We expect to see our revenues remain flat through the remainder of our fiscal year, with an improving trend as the economy improves.

     Lynch Young revenues decreased by $36,000 or 63% as compared to PE 2003. The drop in revenue is related to the winding down of the Department of Water and Power contract, from which the revenues from both period ends were substantially derived. We expect completion of that contract by the conclusion of our fiscal year. We expect to recognize $150,000 from this contract during FY 2004. After the completion of the contract, we do not foresee a need to operate Lynch Young as an independent consulting company any longer, and will combine its operations with Centergistic Solutions, Inc. U.S. based operations. This will cause an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount will be written off at the conclusion of our fiscal year ending June 30, 2004 as the contract concludes. We expect to see a decline in the Lynch Young revenues next fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

Cost of Revenues

     Cost of revenues decreased to $268,000 or 32% of revenues as compared to $474,000 or 40% of revenues in PE 2003. Costs associated with hardware and third party products sales decreased by nearly $170,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $35,000. As a lesser portion of our revenue over this past three months ended March 31, 2004 was derived from hardware sales, our costs related to hardware sales decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $39,000 or 18% as compared to PE 2003. We spent less on advertising ($11,000), and travel ($8,000) this period end. We tried to find more economical methods to advertise this year instead of trade publications as we did last year. We also tried to control travel expenses by encouraging our salespeople to travel when necessary and combine visits to several prospective customers on one trip. Commission expense was lower by $20,000 due to the lower sales volume. We face the risk of not having the necessary capital (estimated at a minimum of $1,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in August 2004, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses increased by $21,000 or 5% as compared to PE 2003. The majority of the increase ($25,000) was due to increases in our medical and liability insurance premiums. We do expect this trend to continue in future periods.

     We also saw a decrease in the expenses ($15,000) associated with operating our building that was sold in February 2003. We did not incur any costs associated with the building in this current period.

     We anticipate general and administrative expenses to increase as we add staff. As a result of obtaining public reporting company status in April 2004, our professional fees in upcoming fiscal years are expected to greatly increase. We anticipate general and administrative costs to increase by $100,000 to $150,000 per year due to increased professional fees, director and officer liability insurance, and increased employee benefit costs.

Research and Development

     Research and development expenses increased by $2,000 or 2% over the same period as last year primarily due to opening our development center in India in May 2003. The costs for running this office averaged $4,000 a month for the PE 2004 as we ramped up to a staff of five. We expect the monthly cost to grow to approximately $7,000 to $8,000 per month by the end of our fiscal year in June 2004.

     We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications. The India development center currently costs approximately $5,000 to $6,000 per month to maintain.

Other (Expense) Income

     The majority of the other expense recorded in the PE 2003 was attributable to the sale of a building previously used in the Company’s operations. The loss on the sale of the building was $32,000.

Interest Expense

     The interest expense during PE 2004 was related to interest on the convertible debt, amortization of the debt issuance costs and beneficial conversion feature, and repricing of certain existing warrants. This expense will decrease as the warrant repricing was a one-time occurrence, certain debt will be converted to common stock, and the debt issuance costs and beneficial conversion feature will be fully amortized by August 2004.

Net Income (Loss)

     Net loss increased to $231,000 as compared to $119,000 in PE 2003, a $112,000 or 94% decline. The decline was primarily attributable to lower revenue levels achieved in the quarter and additional interest expense.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through sales and marketing and development expenditures.

Results of Operations for the Nine Months Ended March 31, 2004 as Compared to the Nine Months Ended March 31, 2003

     We believe there is some improvement in the economy in general and corporate infrastructure technology spending in specific. We saw some order growth for our AgentView and CenterStats products this past nine months, and expect this trend to continue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Nine Month Period Ended March 31,
	(In thousands)
	2004	%	2003	%
Centergistic (U.S.)	$2,015	68.4	$2,115	66.3
Mexico and Latin America	$816	27.7	$920	28.9
Lynch Young & Company	$115	3.9	$153	4.8
Total	$2,946	100.0	$3,188	100.0

     Total net revenues decreased by $242,000 or 8% for the nine month period ended March 31, 2004 (“PE 2004”) as compared to the nine month period ended March 31, 2003 (“PE 2003”). Revenues from U.S. based operations decreased by $100,000 or 4% from the PE 2003. Revenues from Mexico and Latin America and Lynch Young & Company also decreased as compared to the prior period. Revenues from Mexico decreased by $104,000 or 11% and Lynch Young & Company decreased by $38,000 or 25%.

     In the U.S. based operations, direct sales of AgentView increased $355,000 or 109% compared to PE 2003. The increase is due to several large customer purchases during the past nine months. We are starting to see sales activity from customers requiring multiple data sources and a high number of agents. This helps our revenue as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our increasing revenue trend to continue also. We have approximately $175,000 in backlog orders that could not be fulfilled by quarter end and will be recognized as revenue in the quarter ending June 30, 2004.

     CenterStats sales increased by $60,000 or 120% compared to PE 2003. The increase is due to our continuing emphasis on introducing CenterStats into the marketplace and obtaining customer awareness and acceptance.

     Distribution revenue in the U.S. dropped by $545,000 or 39% from PE 2003. Revenue from our largest distributor, Dacon, fell by $200,000 or 20% from PE 2003. We believe we will recover this shortfall as we received two large hardware orders aggregating $160,000 from Dacon in April. Sales to two of our other distributors, Rockwell and BellSouth, decreased by $250,000 from PE 2003. Revenues from these distributors fell because of reorganization and turnover in their respective companies, and us having to re-educate the product management and sales organizations about our products and services. We expect business from Rockwell to increase during the next nine months, but to see continued weakness at BellSouth due to significant turnover in the sales department and the sale of the Computer Telephony Group of Method IQ. Our products are sold in this Computer Telephony Group.

     Installation and training revenues increased by $33,000 or 63% from PE 2003 due to the increased sales of AgentView and CenterStats. We also instituted a price increase for these installations during the past year. The price increase accounted for $10,000 of the increase, and the remainder was a volume related increase.

     Mexico and Latin America revenues decreased by $104,000 or 11% as compared to PE 2003. The Mexican economy remains relatively sluggish and according to the American Business Chamber of Commerce (the “Chamber”) in Mexico, this trend will continue through the remainder of our fiscal year. The Chamber projects that the Mexican economy will begin to improve in the July-September 2004 time frame. We expect to see our revenues remain flat through the remainder of our fiscal year, with an improving trend as the economy improves.

     Lynch Young revenues decreased by $38,000 or 25% as compared to PE 2003. The drop in revenue is related to the winding down of the Department of Water and Power contract, from which the revenues from both period ends were substantially derived. We expect completion of that contract by the conclusion of our fiscal year. We expect to recognize $150,000 from this contract during FY 2004. After the completion of the contract, we do not foresee a need to operate Lynch Young as an independent consulting company any longer, and will combine its operations with Centergistic Solutions, Inc. U.S. based operations. This will cause an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount will be written off at the conclusion of our fiscal year ending June 30, 2004 as the contract concludes. We expect to see a decline in the Lynch Young revenues next fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

Cost of Revenues

     Cost of revenues decreased to $1,018,000 or 35% of revenues as compared to $1,089,000 or 34% of revenues in PE 2003. Costs associated with hardware and third party products sales decreased by nearly $60,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $20,000. As a lesser portion of our revenue over this past nine months ended March 31, 2004 was derived from hardware sales, our costs related to hardware sales decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $71,000 or almost 11% as compared to PE 2003. We spent less on advertising ($30,000), and travel ($20,000) this period end. We tried to find more economical methods to advertise this year instead of trade publications as we did last year. We also tried to control travel expenses by encouraging our salespeople to travel when necessary and combine visits to several prospective customers on one trip. We face the risk of not having the necessary capital (estimated at a minimum of $1,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in August 2004, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $6,000 or nearly 1% as compared to PE 2003. The majority of the decrease ($20,000) was due to overcharging from our carrier of telephone expenses in the prior period, which was reversed during the current period. We also saw reduced telephone charges due to a re-negotiation of our contract that produced lower long distance rates. We do not expect to see that significant drop continue in future periods.

     We also saw a decrease in the expenses associated with operating our building ($15,000) that was sold in February 2003. We did not incur any costs associated with the building in this current fiscal period.

     Offsetting these decreases is an approximate $28,000 or 78% increase in our allowance for doubtful accounts for PE 2004 and an increase in insurance premiums of $10,000 or 9%. These increases are related to health and business insurance premiums. We expect these premiums to continue to rise in the foreseeable future.

     We anticipate general and administrative expenses to increase as we add staff. As a result of obtaining public reporting company status, our professional fees in upcoming fiscal years are expected to greatly increase. We anticipate general and administrative costs to increase by $100,000 to $150,000 per year due to increased professional fees, director and officer liability insurance, and increased employee benefit costs.

Research and Development

     Research and development expenses increased by $19,000 or 6% over the same period as last year primarily due to opening our development center in India in May 2003. The costs for running this office averaged $4,000 a month for the PE 2004 as we ramped up to a staff of five. We expect the monthly cost to grow to approximately $7,000 to $8,000 per month by the end of our fiscal year in June 2004.

     We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications. The India development center currently costs approximately $5,000 to $6,000 per month to maintain.

Other (Expense) Income

     The Other Expense for the PE 2003 consisted primarily of a loss on the sale of securities ($44,000) and a loss of the sale of a building ($32,000) previously used in the Company’s operations.

Interest Expense

     The interest expense during PE 2004 was related to interest on the convertible debt ($18,000), amortization of the debt issuance costs and beneficial conversion feature ($56,000), and repricing of certain existing warrants of $83,000. This expense will decrease as the warrant repricing was a one-time occurrence, certain debt will be converted to common stock, and the debt issuance costs and beneficial conversion feature will be fully amortized by August 2004.

Net Income (Loss)

     Net loss increased to $460,000 as compared to $263,000 in PE 2003, a $197,000 or 75% decline. The decline was primarily attributable to the decline in revenue and the increase in interest expense due to the repricing of the warrants, amortization of the debt issuance costs and beneficial conversion feature, and the increased expense from the officer loans and convertible debt.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through sales and marketing and development expenditures.

Liquidity and Capital Resources

     Prior to fiscal year 2003, we were primarily financed through cash flow from operations, sale of company assets, and to a lesser extent, limited bank financing. During PE 2004, we received approximately $25,000 in loans from officers and gross proceeds of $490,000 through a private offering of convertible subordinated debt. We have allocated the proceeds from the convertible debt to primarily fund the legal, accounting, and promotion fees associated with our attempted capital raise, and to earmark $100,000 to fund sales and marketing programs.

     Net cash used in operating activities was $98,000 and $78,000 in PE 2004 and 2003, respectively. The net cash used for operations in PE 2004 was comprised primarily of depreciation and amortization of $168,000, stock compensation of $88,000, non cash interest expense of $56,000, and a net decrease in assets and liabilities of $51,000.

     Net cash used in investing activities was $35,000 in PE 2004 as compared to generating $369,000 in PE 2003. The cash used in PE 2004 was due to purchase of equipment of $29,000 and software development expenditures of $11,000. The cash generated in PE 2003 was primarily due to the sale of securities of $270,000 and the proceeds from the sale of the building of $148,000 offset by purchases of equipment of $49,000.

     Net cash flows from financing activities generated $175,000 in PE 2004 as compared to using $183,000 in PE 2003. We received gross proceeds of $490,000 from our private placement offering during PE 2004. These funds were offset by using $211,000 for deferred offering costs. The cash used in PE 2003 was primarily comprised of principal payments on debt of $380,000 offset by receipt of a certificate of deposit of $171,000.

     We had working capital of $155,000 and $662,000 at March 31, 2004 and June 30, 2003, respectively. Working capital has declined due to funding our planned capital raise and putting available working capital back into operations. We will see the working capital increase in the next quarter as we convert the convertible notes payable of $490,000 into equity as our SB-2 registration statement was made effective in April 2004. This will greatly increase the working capital balance and we believe this will be at a sufficient level to sustain us through the next fiscal year, but there are no guarantees that this level will be sufficient. The cash on hand at March 31, 2004 is approximately $74,000. This level of cash is not sufficient for us to implement our current operating plan. As noted in the Allowance for Doubtful Accounts discussion above, accounts receivable balances have increased at March 31, 2004. We have concentrated on collection efforts in the current calendar quarter and have received sufficient collections to provide the necessary cash to sustain operations through the end of our current fiscal year.

     In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans are $24,975. The loans are payable on demand and bear interest at 6%. As of March 31, 2004, the balance of these loans is $24,975.

     In July 2003, we agreed to purchase 148,328 shares of our common stock from Al Wild, a former employee, for $44,220 and issued our secured promissory note payable to Mr. Wild in such amount. Our note bears interest at the rate of 5% per annum, and monthly payments of principal and interest in the amount of $2,700 are due and payable on the note commencing September 30, 2003. As each monthly payment is made on our note, we may cancel and retire 8,728 of the shares. Mr. Wild may cancel our note at any time and elect to receive the remainder of the shares we purchased from him that have not been cancelled and retired by us in accordance with our agreement. Payment of our note to Mr. Wild is secured by all of our assets.

     In September 2003, we were successful in raising gross proceeds of $490,000 from the sale of convertible promissory notes. Of this total loan amount, $10,000 was loaned by David Cunningham, an officer and director of Centergistic, and $10,000 was loaned by MKB Associates, Inc., an affiliate of Ricardo Brutocao, an officer and director of Centergistic. These proceeds were allocated to increase sales and marketing activities and to pay the fees and costs associated with the selling stockholder offering described elsewhere in this report.

     As of March 31, 2004, including the results of operations for the nine months then ended and the raising of gross proceeds of $490,000 in debt financing, our working capital decreased to $228,000. We believe that we will be able to convert this working capital into the cash necessary to continue operations for the balance of fiscal year 2004. We intend to raise up to an additional $3,000,000 in a private offering tentatively commencing on or about August 1, 2004. We intend to begin the capital raise approximately 30 days after our stock commences trading on the OTC Bulletin Board. If this raise is successful, as to which there is no assurance, we intend to use the proceeds to add sales management and staff, conduct a marketing launch of CenterStats, form strategic partnerships with consulting organizations such as Accenture, EDS, IBM Global Services and Perot Systems, and heavily advertise and promote our products and services during our next two fiscal years. As of the date of this filing, we have not entered into any agreement or had any material discussions with any such consulting organizations regarding the formation of a strategic partnership. The minimum amount we need to finance the plan for next year is $1,000,000, and to fully implement the plan over the next two fiscal years, we will require $3,000,000.

     We face the risk that we will not be able to raise the necessary capital to fully fund our sales and marketing plan. If we are not successful on our $3,000,000 capital raise, we will have to scale back our plans. This will impact our future revenue growth and profitability.

     If the capital raise is not successful, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow. We will also scale back our product launch and marketing of CenterStats to the level that they will be funded by operational cash flow.

     We have entered into consulting agreements with Hanover Capital and The Bosphorous Group. These consultants were hired to act as financial advisors. The Hanover Capital agreement runs from July 1, 2003 through June 30, 2004. In addition to a $5,000 monthly payment, Hanover has received 250,000 shares of company stock (with 100,000 left to be issued in the next fiscal quarter) for achieving certain milestones. The Bosphorous Group agreement calls for monthly compensation of $1,000, payment of monthly medical benefits, and payment of a success fee upon completion of certain financing transactions. The term of the agreement is from October 1, 2003 through June 30, 2004.

     We currently have not entered into any agreements nor are we currently in discussions with any potential merger or acquisition candidate. However, we intend to pursue an acquisition strategy upon successful completion of a capital raise and the listing of our stock on the OTC Bulletin Board. As we believe our current market space has a number of relatively small companies, our strategy will be to increase market share, customer base, and technology by acquiring these companies. We also believe that acquiring certain key distributors, thereby securing our sales channels, makes sound business sense. We may possibly seek to acquire one or more distributors in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $460,000 during the nine months ended March 31, 2004, and as of such date our accumulated deficit was $1,677,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our new CenterStats product to achieve profitability. We have a limited operating history with our new CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our new CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the nine month periods ended March 31, 2004 and 2003 were $2,946,000 and $3,188,000, respectively.

Our future revenues will depend significantly on our ability to penetrate the call/contact center [or business intelligence software] market space. We have developed a sales and marketing strategy to achieve revenue growth, but we need additional capital to implement it. If we are not successful in selling our products in our targeted market due to insufficient additional capital or other factors including competitive pressures or technological advances by others, our business, operating results and financial condition will be materially and adversely affected.

We need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute our investors’ ownership in us.

     We will require additional equity or other financing in order to implement our sales, marketing and business strategy to grow revenues and reach profitability. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure our investors that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to achieve our business strategy, our ability to increase revenues will be materially impaired and we may never reach profitability.

     Any additional capital raised through the sale of equity or convertible debt securities may dilute our investors’ ownership percentage in us. In addition, we may have to issue securities including debt securities, that may have rights, preferences and privileges senior to our common stock.

Our quarterly operating results, revenues and expenses may fluctuate significantly which could have an adverse effect on the market price of our common stock.

     Our operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

•	the amount and timing of receipt of additional capital needed to implement our sales and marketing strategy,

•	market acceptance of our CenterStats product,

•	the timing, size and execution of orders and shipments,

•	lengthy and unpredictable sales cycles,

•	the timing of introduction and market acceptance of new products or product enhancements by us or our competitors,

•	product and price competition,

•	the relative proportions of revenues derived from license fees and services,

•	changes in our operating expenses,

•	our success in increasing our direct sales force,

•	our success in maintaining relationships with our third-party distributors and adding new ones, and

•	fluctuations in general economic conditions.

     We believe that period-to-period comparisons of our results of operations are not a good indication of future performance. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in future quarters, our operating results will be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may fall.

The loss of Dacon PLC as a customer would materially adversely affect our business, operating results and financial condition.

     We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 10 years. For the nine month periods ended March 31, 2004 and 2003, Dacon accounted for 27% and 32%, respectively, of net revenues, and 21% of total trade receivables as of March 31, 2004. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2004 and 2003, these customers represented approximately 28% and 29%, respectively, of our total net revenues.

     We face certain risks inherent in conducting business internationally, and such specific risks in Mexico, Latin America and South America as languages and cultural differences, legal and governmental regulatory requirements and potential political and economic unrest. Any of these factors could seriously harm our ability to generate future revenues from these customers, and, consequently, our business, operating results and financial condition.

We operate in a competitive business environment and if we cannot compete effectively, we may face price reductions and decreased demand for our products.

     The market for our products and services is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a number of sources, all of which offer performance management reporting systems to the call/contact center market. We expect additional competition from other established and emerging companies as the market for performance management reporting solutions and complementary products continues to develop and expand. We encounter competition in the United States from a number of sources, including Symon and Innova, all of which offer performance management reporting systems to the call/contact center market. Some of our current, and many of our potential competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products than we can.

     In addition, current potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. We expect that the call/contact center market will continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our technology. New product introductions by our competitors could cause a decline in sales, a reduction in the sales price, or a loss of market acceptance of our existing products. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations.

We rely in part, on third-party distributors to market and distribute our products, and their failure to do so successfully could significantly harm our ability to maintain and expand our customer base, which would adversely affect our operating results and financial condition.

     Our sales and marketing strategy includes channels of third party distributors. We have developed a number of these relationships and intend to develop new ones. Our inability to attract new distributors or their inability to penetrate their respective market segments or the loss of any of our third-party distributors as a result of competitive products offered by other companies, or products similar to ours that are developed internally by them or otherwise, could harm our ability to maintain and expand our customer base. Our ability to achieve revenue growth in the future will depend in part on our success in developing and maintaining successful relationships with these third-party distributors. If we are unable to develop or maintain our relationships with these third-party distributors, our operating results and financial condition will suffer.

We must increase our direct sales force to sell our products, and if we are unable to hire and train new sales personnel, our future growth will be impaired.

     Our direct sales force currently consists of three persons. Our sales and marketing strategy includes increasing the level of direct sales. Our ability to achieve revenue growth in the future will depend on our ability to recruit, train, and retain qualified direct sales personnel. If we are not able to obtain additional capital, we will not be able to increase the size of our direct sales force. Even if we are successful in obtaining additional capital, there is no assurance that we will be successful in recruiting and retaining qualified sales personnel. Our inability to increase the size and productivity of our direct sales force could impair our growth and adversely affect our operating results and financial condition.

If we fail to keep pace with rapid technological changes in our industry, we could lose existing customers and be unable to attract new business.

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render our existing products obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services to continue to be developed and introduced by others, which will compete with, and reduce the demand for, our products and services. Our future success will depend, in part, on our ability to enhance the performance features and reliability of our current products and introduce new products that keep pace with technological developments and emerging industry standards and to address the increasingly sophisticated needs of our customers. We may have to raise additional capital to successfully improve the features and reliability of our products and services. We may not be able to obtain the capital or obtain it on terms acceptable to us. There can be no assurance that we will be successful in developing, marketing and selling new products or product enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

We may lose sales, or sales may be delayed, due to the long sales cycle for our products, which would reduce our revenues.

     Our customers generally involve many people in the decision to purchase our products and consulting and other services. As a result, we may wait many months before a sale can actually be completed. During this long sales cycle, events may occur that affect the size or timing of the order or even cause it to be canceled. For example, our competitors may introduce new products, or the customer’s own budget and purchasing priorities may change. If these events were to occur, sales of our products may be cancelled or delayed, which would reduce our revenues.

If we do not retain our senior management and other key employees, we may not be able to successfully implement our business strategy.

     Our future success depends to a significant extent on the continued services of our senior management, particularly, Ricardo Brutocao, Chief Executive Officer, and David Cunningham, Chief Operating and Financial Officer, and other key personnel, particularly, Rama Iyer, Vice President, Technology and Product Management. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations and financial condition. We have no employment agreements with Mr. Cunningham or Mr. Iyer. We do not maintain “key person” life insurance for any of our personnel at this time but may decide to in the future. Competition for qualified personnel in our industry is intense and we compete for these personnel with other companies that have greater financial and other resources than we do. Our future success will depend in large part upon on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. If we have any difficulty in hiring needed qualified personnel, our business, financial condition and results of operations could be materially adversely affected.

Our success depends on growth in the telecommunications industry.

     While the Company as a whole is not dependent upon the telecommunications industry, our AgentView legacy products are substantially positioned in the sector. Our business would be adversely affected to the extent that the telecommunications industry continues to contract through consolidation and advances in technology, or does not achieve sustainable growth particularly usage by companies who use multiple software applications. A number of factors may inhibit the telecommunications industry’s growth, including:

•	financial difficulties and recent bankruptcies of major providers such as Global Crossing and WorldCom;

•	competitive concerns centered around large-scale price cutting;

•	reluctance of industry companies to place purchase orders for capital expenditures; and

•	lack of increasing customer demand for premium and high-speed services.

     If these conditions continue to occur in the future, the telecommunications industry, as well as the purchase of our products by it, could grow more slowly or decline.

Our limited ability to protect our proprietary technology and other rights may adversely affect our ability to compete.

     We rely on a combination of trademarks, copyrights, trade secret laws and contractual provisions to protect our intellectual rights. We also have a patent pending for an information management system. We cannot assure our investors that our patent application will result in any patent being issued to us or, if issued, that any patent claims will be of sufficient scope or strength to provide any meaningful protection or any competitive advantage to us. There can be no assurance that these protections will be adequate to prevent our competitors from misappropriating our technology, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants and others to enter into confidentiality agreements. We cannot assure our investors that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties.

     Although we have never been the subject of a material intellectual property dispute, there can be no assurance that a third party will not assert that our technology violates its intellectual property rights in the future. As the number of software products in our target market increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time consuming to defend,

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property,

•	require us to redesign our products, if feasible,

•	divert management’s attention and resources, and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

     There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements (if available) or litigation that could be costly to us.

A large percentage of our stock is owned by relatively few people, including officers and directors, and their interest may be different from and conflict with the interest of our investors.

     As of March 31, 2004, our officers and directors beneficially owned a total of 11,674,008 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after March 31, 2004), or approximately 76% of our outstanding common stock. Investors in our common stock may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our investors and may vote in a way with which our investors disagree and which may be adverse to our investors’ interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

     We had 9,169,048 shares of common stock outstanding on March 31, 2004. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 8,761,960 shares underlying options, warrants and convertible promissory notes outstanding on March 31, 2004 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure our investors that a market will develop or what the market price of our common stock will be.

     There is no public trading market for our common stock, and we cannot assure our investors that one will develop or be sustained after this offering. Trading, if any, in our common stock will be conducted in the over-the-counter market on the OTC Electronic Bulletin Board. If a market does not develop or is not sustained, it may be difficult for our investors to sell their shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

Our common stock will be deemed to be penny stock which may make it difficult for investors to sell their shares.

     If a market ever develops for our common stock, our common stock will be deemed to be penny stock as that term is defined in

Rule 3a51-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Penny Stocks are stocks: (i) with a price of less than five dollars per share; (ii) that are not traded on a recognized national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years) or, with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosures carefully before purchasing any shares that are deemed to be penny stock.

     Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transaction in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objects. Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.

No dividends anticipated to be paid.

     We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements and other factors to be determined by our Board of Directors. It is anticipated that future earnings, if any, which may be generated from our operations will be used to finance our growth, and that cash dividends will not be paid to our stockholders.

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Before investing in our common stock, investors should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results, financial condition and stock price.

ITEM 3. CONTROLS AND PROCEDURES

     As of the last day covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Operating Officer who is also the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act filings.

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     None.

     ITEM 2. CHANGES IN SECURITIES

     Pursuant to a consulting agreement, 100,000 shares were issued to Hanover Capital Corporation upon the Company’s completion of an 8 to 1 forward stock split in January 2004.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     See Exhibits listed in Exhibit Index.

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERGISTIC SOLUTIONS, INC.
Date: June 10, 2004	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
President

Date: June 10, 2004	/s/ David M. Cunningham
David M. Cunningham,
Chief Operating Officer, and Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of CEO – Rule 13a – 14(a) or 15d – 14(a)*

31.2	Certification of CFO – Rule 13a – 14(a) or 15d – 14(a)*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith

+	Furnished herewith