Form 10KSB
period 2004-06-30
CENTERGISTIC SOLUTIONS INC
filed 2004-09-28
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-111378

Centergistic Solutions, Inc.

(Name of Small Business Issuer in its Charter)

California	95-2873122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2045 West Orangewood Avenue, Orange, California 92868-1944

(Address of Principal Executive Offices Including Zip Code)

(714) 935-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

As of June 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the net worth of the Registrant, was zero.  There is currently no trading market for the Registrant’s common stock

State Registrant’s revenues for its most recent fiscal year.    $3,873,737

As of September 15, 2004 there were 10,699,312 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

ITEM 1	DESCRIPTION OF BUSINESS

ITEM 2	DESCRIPTION OF PROPERTY

ITEM 3	LEGAL PROCEEDINGS

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7	FINANCIAL STATEMENTS

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A	CONTROLS AND PROCEDURES

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 10	EXECUTIVE COMPENSATION

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART I

Item 1.   DESCRIPTION OF BUSINESS

Overview

Centergistic develops, installs and services business performance and intelligence management software used in customer call/contact centers.  We are a California corporation originally founded in 1972 as Account-A-Call Corporation.  We initially developed proprietary software and hardware which facilitated the collection and processing of data from multiple telephone switches (PBX’s) and allowed our customers to track and manage telephone calling patterns.  From this technology and the expertise developed to support it, a strong core competency of data collection, integration and analysis evolved.  In 1991, we introduced our flagship AgentView product which is currently installed in approximately 3,500 locations around the world.  The software monitors customer communications, transactions and service performance.  The call accounting business entailed large scale computer centers from which data was collected nightly from various client PBX’s located throughout the country.  By collecting, processing and analyzing the data collected, we were able to produce reports which analyzed, tracked the routing and priced every outbound telephone call made by our client companies.  The business was operated essentially as a subscription, service bureau-based business.

By 1999, we were operating and supporting two divergent businesses; call accounting, whose revenues had been slowly eroding for years, and contact center performance management systems, whose markets and applications were increasingly in demand.  After choosing to focus all of our attention on the growing contact center market, we sold our call accounting business and used the proceeds to expand our flagship AgentView product and develop our new CenterStats product.  To emphasize our new focus, we changed our name to Centergistic Solutions, Inc.

In 2001, we completed the development of our new CenterStats product, and began selling and installing it at client facilities in 2002.  Our AgentView and CenterStats products help companies improve productivity by providing an integrated, unified view of critical information.  This information is provided in the form of real time “smart” alerts and sophisticated reporting tools.

Our web site is at:  www.centergistic.com.  Information on the web site is not a part of this Form 10-KSB.

The Market

Our products are targeted at the growing number and increasing complexity of customer contact centers, addressing management’s need to integrate performance data generated by operations, reporting and CRM (Customer Relationship Management) systems.

Over 75% of all transactions between businesses and with the public interact with a call/contact center.  These interactions take place by telephone, email, web, web chat, and fax.  They are used for making reservations, ordering, fulfillment, customer support, order tracking, comparison-shopping and product search.  The new “multi-media” enabled call/contact centers handle an average of 10 million transactions per day and are growing, both in number and in complexity, with the new mix of choices available to customers.

There are more than 78,000 contact centers in the U.S. and more than 100,000 worldwide.  These numbers are projected to grow to 92,000 and 130,000, respectively by the end of 2004.  A 2002 research study from Ovum predicts that contact center capacity worldwide will nearly double within five years, growing from 7.3 million seats in 2001 to over 13 million early in 2006.  Seats in multi-channel contact centers will also increase as a percentage of total contact center seats, from 18% in 2001 to 51% in 2006, representing growth from 1.3 million multi-channel contact center seats to 6.8 million.  Moreover, many of the existing contact centers will need system upgrades and enhancements.

The traditional contact centers are becoming multi-channel contact centers, which, in addition to handling traditional inbound and outbound phone calls, must respond to e-mail, faxes, internet-telephony, and, sometimes, surface mail.  The Internet allows customers to communicate with a company twenty-four by seven, and receive an immediate notice of receipt with a detailed follow up, usually within 24 hours.  The increase in volume of written communication (e-mail, fax, mail) allows management to even out workloads over peak calling periods.  This allows for different staffing levels than those needed to maintain a “call only” center.  The evolving multi-channel contact center can become more efficient and less costly to staff when properly upgraded to multi-channel capabilities.

The job of managing the customer relationship has, in turn, become more complex.  More options for customers create more queues and require different skill sets to handle efficiently.  More information about customer demographics and transaction profiles has compelled management to try to identify and tailor service levels to the type of customer.  Performance information must be available in real time and must be combined and sorted in a way that empowers agents and their managers to take appropriate actions and make the right decisions.

The systems currently used in the contact centers are of many types, varying from homegrown legacy systems to single-vendor systems.  Few of these systems are Internet-enabled and, therefore, will need to be upgraded to perform as efficient multi-channel contact centers.

Several industries have emerged and grown in response to these needs and changing environments.  These industries represent software, technology and services.  Three industry segments, in particular, contain products and services that fall within Centergistic’s target market.  These segments are:  Customer Relationship Management (CRM), Business Intelligence (BI) and, to a more limited extent, a third “information technology” category referred to as AIM (Application Integration and Middleware).  While CRM and BI cover most of the target market, it is important to note the growth of the emerging AIM market, since sales of Centergistic products are attracting increased attention by IT and system integration professionals as well as contact center managers.

The markets for our products are large and growing.  A 2002 Forrester Research report predicts the global CRM sector will increase 11 percent per year over the next five years.  Revenues will grow from the current $42.8 billion to $73.8 billion during that timeframe, the firm contends.  According to a 2003 article in Datamonitor, the global market for BI applications is currently $4.5 billion and will grow to $7.8 billion by 2005.

Gartner/Dataquest issued a research brief, “Application Integration, Middleware, and Portal Markets Set for Strong Growth,” in late June, 2002, predicting expansion of the global AIM and portal markets from $5.1 billion in 2001 to $10.5 billion by 2006.  In 2002 alone, this market was forecasted to grow almost 17 percent to reach $6 billion.  In a slow economy, expenditures on CRM software appear to be one area that is prospering, because it produces cost reductions quickly.

Our software, using sophisticated algorithms, allows call/contact centers to improve performance and thereby customer satisfaction by providing the best possible service, while maintaining the most economical use of resources and overhead.  The value behind what we term “The Centergistic Solution” is the real time availability of performance metrics derived by selecting sub-sets of data from critical sources throughout the contact center.  These sub-sets are then combined to form a new superset of “smart” performance metrics.  Alert thresholds and user-defined filters are applied to create a unique information set, profiled to each viewer.  The resulting benefit of this information is faster and more accurate anticipation of clients’ needs, more rapid response to service and/or revenue goals and across-the-board performance improvement through integrated real time and historical reports and analytics.

Our flagship product, AgentView, is a real time performance monitoring and reporting system that is currently installed in over 3,500 contact centers throughout the world, including Fortune 1000/FTSE 500 companies such as British Telecom, Barclay’s Bank, ABN-AMRO, Microsoft, and American Express.

Our recently released CenterStats product is a new enterprise-wide performance reporting system which is currently installed in eleven contact centers in the U.S. CenterStats incorporates a digital executive dashboard component and enables “drill-down” analytics and historical reporting for true company-wide visibility and performance analysis. It is a ready-to-install information system that is compatible with all new and legacy systems, and can be installed without disruption to existing systems and hardware. Notable CenterStats accounts include Kaiser Permanente, 20th Century Fox and Petro-Canada.

Our Business Strategy and Marketing

Recognizing the significant potential for both AgentView and CenterStats, over the past two years, we strengthened our balance sheet to focus on the two management information software product lines.  We sold assets, virtually eliminated debt, and self-funded the development of CenterStats.  We also reduced our marketing and our sales force to bare maintenance levels during this refocusing.

Our existing presence in U.K. and European markets positions us to leverage our market share in the high-growth E.U. contact center marketplace through implementation of our strategic marketing and sales plan.  Implementing our aggressive sales and marketing programs will require additional direct and distribution sales personnel.  Much of the framework is already in place to enable rapid hiring, training and deployment of a larger, more skilled sales force.  We have experience in these markets finding geographic pockets of opportunities, and we understand the science of packaging our products for distribution.  We have the market and industry knowledge and experience, lacking only the funding to quickly move our plans into action.

Our marketing plan allows for added marketing and product management personnel and programs to enable us to extend our reach, broaden the sphere of influence of existing programs and add new ones directed to a more sophisticated buyer with higher purchase authority and more influence throughout the enterprise.  New advertising, public relations, brand building and global distribution capabilities will be expanded in a systematic and consistent manner to support our strategic plan.

Our Products and Services

AgentView

Our flagship product, AgentView, is currently installed in over 3,500 contact centers throughout the world.  Its strength is its ability to collect from diverse ACD (automatic call distributors) types and other applications, systems and databases found in today’s contact centers.  The AgentView system utilizes sophisticated threshold filters, providing managers, supervisors and agents with evolving real time information on all aspects of the contact center.  The system is used to measure and take actions to improve performance.

AgentView is unique in its ability to collect critical subsets of data from virtually any data source, create filters and real time alert thresholds, and publish the enriched information to virtually any output media for twenty-four by seven global access.  Because of this “open” approach to information, AgentView stands apart from hardware manufactures and “one stop” application vendors in that it is not centric to a particular system or application.  This is attractive to contact centers with applications that span a variety of brands and manufacturers.  These centers do not want to replace existing legacy systems.  They want to collect and integrate information from those already existing systems within the center because they work and are costly to re-create.

Architecturally, AgentView is comprised of a core system, which includes a data collection engine, a desktop metric ribbon (AgentLink), an advanced threshold template and a performance indicator (PI) building capacity.  Modules can be added to AgentView to enable information to be published to a web page, wireless hand held device, plasma or LED (light emitting diode) display.  A recently released module, SnapView™, provides snapshot reports that allow the comparison of actual performance against forecasts or benchmark goals.  Additional data sources can be added to provide greater performance visibility over multi-media transactions.  Additional contact center locations can also be added for centralized performance reporting.  We also offer professional services to provide training and assistance with building smart metrics.  These metrics consist of the combination of two or more data elements to form a more refined metric.  An example of this could be combining information from a financial or sales database with an ACD metric to form a “$$ waiting to be answered” as opposed to the more static metric of “Number of calls waiting to be answered”.

AgentView features an open architecture, enabling it to work with many types of LED wallboard displays.  Third party systems integrators and developers can use our proprietary HTML-like language, which we refer to as LTML, to interface their applications to LED displays using simple English sentences instead of complex codes.  LTML is manufacturer-independent, which means that a single LTML statement will drive LED displays from a mix of different manufacturers, saving time and effort.  In essence, LTML’s universality could be compared to the way Microsoft Windows enables programs to be run on the hardware of various computer manufacturers.  This breakthrough technology is in the preliminary patent stages.

AgentView includes the following significant features:

•                  Open architecture and collections technology to accommodate multiple locations and multiple data sources without adverse impact on the network.

•                  ODBC data collector (OmniCollector) to collect and combine data from disparate data sources.

•                  System reliability for virtually flawless performance.

•                  Cross-brand collection aggregation, alerting and reporting technology, not centric to any hardware or ACD manufacturer.

•                  Targeted and profiled real time alerts, which provides multiple levels of alarm conditions.

•                  Combine metrics across disparate sources for unified viewing.

The AgentView products are available in English, Spanish and Portuguese with provisions for additional translations as more international distribution is achieved.  Our clients include:

• British Telecom
• NatWest Bank
• Cable & Wireless
• Barclays Bank
• ABN-AMRO Bank
• Esso/Imperial Oil
• American Express
• Citicorp
• Anheuser Busch
• Microsoft

In our fiscal year (“FY”) ended June 30, 2002, we introduced a portion of our newly developed CenterStats technology into our AgentView product and packaged it as AgentView Enterprise Performance Management (EPM) (in the U.S.).  The expanded performance capability resides fully on the CenterStats platform and allows access to incrementally more data sources and provides broader publishing capabilities.  EPM provides a new sales opportunity for distributors to revisit existing clients and may lead to future sales of fully loaded versions of CenterStats.

We offer our AgentView products with a variety of annual support arrangements that are a source of recurring revenue for us.  Typically, users pay 18% to 25% of the initial license fee for annual support charges.

CenterStats

Our newly released CenterStats architecture is a powerful enterprise information system that combines critical real time alarms with historical information for a 360-degree view of an organization.  The system allows the user to define key subsets of information from any data source to review on a regular basis.

Data sources could include:

• Financial
• Inventory
• Sales
• CRM
• Business Intelligence
• Internet, e-commerce systems
• Supply chain, MIS
• Human Resources
• Any other open data source

Categories listed above would include such manufacturers as Nortel, Avaya, SAP, Siebel, Cisco, Remedy, SalesLogix, PeopleSoft, Genesys and others.  Each of these applications produces hundreds of reports and voluminous databases, often cumbersome and slow to respond.  Senior managers, however, want to quickly access only certain key sets of information from each.  The CenterStats architecture maps this selected information to the CenterStats database where it is combined with other key subsets from other sources, forming a new superset of rich information.  Critical metrics can be displayed instantly on virtually any pre-determined schedule.  This information then can be sent to the user’s desktop in the form of a “dashboard” of real time and historical information.  It also is retrievable from any wireless device or browser.  CenterStats is best deployed as a management information tool, ideal in companies where important information must be readily accessible and quickly interpreted.

CenterStats provides these features without disruption to existing systems and hardware.  This allows a company to retain legacy systems and applications without undergoing expensive infrastructure re-design.  The ability to access mission critical, strategic information anywhere, anytime is extremely important to the successful management and growth of today’s companies.

Core to CenterStats architecture is the ability to collect data from multiple and diverse systems across the enterprise.  Our CenterStats architecture patent-pending technology enables companies to extract critical subsets of information from virtually any application, database and/or system throughout the enterprise.  CenterStats is non-intrusive in that it sits apart from the data sources so that it does not in any way alter or impair the backend system.  All this is accomplished without having to dismantle the system or impeding its operation.  This allows companies to retain valuable legacy systems and applications, while getting state-of-the-art transmission of vital performance metrics across the enterprise.  A separate database, created from the collection subsets, allows the user to combine information from these disparate sources and create real time alerts that are profiled to meet performance metric goals.  Additionally, this same collected data is archived to create meaningful historical reports that are enriched by combining critical information together.

The information gathered together is presented to the user by way of a powerful visualization engine that enables viewing of information together over virtually any media.  CenterStats provides a measurable improvement in performance, and, we believe, demonstrates a valuable return on investment.

The CenterStats engine has virtually no limit to the type or volume of data it collects.  CenterStats can compare and model the assembled information into meaningful real time metrics and reports, with the users selecting only the information they want.  This enables employees at all levels to simultaneously understand and interpret performance measurement as it pertains to their particular business issues and goals.  We are not aware of any competitive system or application that offers such refined collection, real time profiling and alerting capabilities.

The unique flexibility of the CenterStats architecture has enabled us to create an application developer “tool kit” based on our OmniCollector- engine and DataStor—storage and real time filtering/alerts technology.  This tool kit could be used as a stand-alone utility by information technologists, developers, or systems integrators to collect, filter and publish virtually any data from any system and in any industry.  The flexibility and portability of this technology has already sparked the interest of some developers and systems integrators who are seeking ways to connect data from various systems in vertical industries such as manufacturing.  It is worth noting that, as other markets of opportunity open, we believe our technology is positioned to exploit them.

Our CenterStats architecture includes the following significant features:

•                  Data collection architecture:  The CenterStats engine has virtually no limit to the type or volume of data it collects.  The strength of CenterStats is not only in what it collects but how it collects.  Because it is not centric to a certain industry or market, there are no design limits on the type of data collected.  It can therefore fit into virtually any industry.

•                  Real time data collector/alarms:  The CenterStats real time data collector is not only powerful, but unique in that it collects data in intervals as frequent as needed (or is available).  Alarms data is taken directly from the source and is not impaired by having to move through duplicated databases.  Real time information is constantly updated with each refresh cycle.  Furthermore, users can set different types of data to refresh every second, others every hour, day, etc., since mission critical data may be needed more frequently than other types of information.  Different individuals can receive different alarms.

•                  Refined information databases:  The database created on the CenterStats server is comprised of only information that is identified as being critical to the user.  Unlike other systems, which replicate entire databases, CenterStats only brings together information that is already identified as being useful.  This results in an “intelligent” database that allows faster throughput and more refined data mining.  The database created by CenterStats is literally a new information set, whose access can be user defined and automated.  The result is the right information, delivered to the right individual at the right time.

•                  Expertise in telecommunications and ACDs:  The CenterStats collectors are able to connect and extract data from the most popular ACD/Contact Center systems.

In addition to its broad functionality, CenterStats’ ability to access information from diverse systems, legacy or new, will be increasingly important.  We have already invested the resources to make it easier to deploy collector interface by developing vendor independent connector modules.  These modules allow for quick implementation of data acquisition and loading interfaces for increased reliability, flexibility scheduling and management options.

We believe that this unique transparent sourcing capability will be increasingly valuable as corporate consolidations or acquisitions bring together more non-homogenous systems.  We believe that CenterStats is the fastest, easiest and most cost effective solution to bring such diverse systems together as a unified management resource.

CenterStats is currently installed and being used by the following clients:

•                  Kaiser Permanente

•                  County of Fairfax, Virginia

•                  Wellness Plan

•                  20th Century Fox

•                  CEI

•                  Petro Canada

Professional Services

We offer consulting services to complement our product offerings.  Our Professional Services Group provides contact center systems design, integration, and implementation as well as ongoing training.

As we continue our strategy of adding locations and data sources to existing clients and transitioning them to the new CenterStats architecture, the opportunity for added consulting services is expected to rise.  The process of identifying key performance metrics and creating new reports is ideally suited to our consultants who have the knowledge of the products and understand the needs and issues of the contact center.

Our Professional Services Group generates incremental revenue, develops customer loyalty, and is an important source of market intelligence for Centergistic.

Marketing and sales

Marketing

We have sold our data management system products primarily through distributors of related automatic call distribution (ACD) systems and hardware.  Since the sale of our Account-A-Call unit in September 1999, we have operated with a streamlined sales force of two people in the United States and five in Mexico.  One of our two U.S. salespersons focuses on direct sales to end-users and the other is focused on relationships with distributors in the U.S. and abroad.

The five Mexico-based salespersons focus on both distributors and end-users throughout Mexico and South America, and also offer a small line of administrative software products that is not cost-effective for us to sell in the U.S.  In March 2002, we added two people to our California-based sales staff in order to begin development of our direct sales force that will be necessary to support our strategic marketing plan.  At present, the corporate marketing function and associated services are performed by a senior marketing manager.

We promote our products at general telecommunications, computer telephony, contact center, and Customer Relationship Management (CRM) shows throughout the U.S. and abroad.  We have a print advertising campaign and a monthly direct mail “Fresh Start” program that reaches over 1,000 top prospects with each mailing.  We also have an active web site, which describes our products and permits our distributors to order additional copies of the product or to expand an existing license by simply entering purchase requests.  Distributors are automatically issued a key code to permit upgrades of licenses without the intervention of any personnel.

We espouse a customer-driven marketing philosophy.  AgentView clients have been instrumental in effecting many of the enhancements to this product line over the years.  We regularly visit our clients, and conduct focus group sessions to keep abreast of their changing environments and needs.  As an example, the AgentView Web publishing capability was developed to meet real world needs of customers for twenty-four by seven internet access to metrics and reports.  We believe this gives us a competitive advantage over other vendors sharing this market space.

Our customers regularly receive communications in the form of targeted direct mail programs, special electronic sales memos, monthly technical webinars and a monthly electronic newsletter, The RealTime Reporter™.

Marketing Plan

To date, no advertising of any kind has been undertaken for our new CenterStats product.  Our limited marketing department of one full time professional and a part time intern requires added resources to execute our strategic marketing plan.  Our sales staff currently operates without a sales manager.  The two person staff is fully involved in selling the AgentView product line and also attempting to transition some existing AgentView clients over to the more robust CenterStats platform.  Clearly, substantial resources are required to build a sales force and rollout the CenterStats product.

The initial part of our strategic plan calls for assembling a direct sales team to focus on the U.S. market.  The second part of the plan is to enhance our already highly successful distribution capability by replicating current relationships such as those we have with British Telcom, BellSouth and Rockwell with other major contact center providers such as Verizon, Siemens and SBC.

To execute the sales/distribution plan, we intend to initiate a professional search for a Senior Sales V.P. with prior experience in building a sales force and selling to high level corporate executives in Centergistic’s Fortune 1000/FTSE 500 market space.  This Vice President will be tasked with building selected geographic regions in the U.S. and staffing them.  Each region will be comprised of a sales team including a senior salesperson/supervisor, two other sales people and one pre-sales engineer.

In the distribution segment of this plan, the newly hired Vice President of Sales will add resources with a distribution manager and a distribution account representative to be placed in each regional sales office, with an additional distribution account representative to be located in the U.K.  A distribution pre sales engineer will also be hired to work directly with the distribution manager to focus on key major accounts. The plan also calls for the addition of 2 additional distribution sales representatives in the Latin America Division to serve the growing markets in Brazil and Argentina.

Heretofore, all marketing activities have revolved around the selling of the AgentView system into the contact center industry.  The new marketing plan addresses the need to increase our sphere of influence in terms of reaching a new, more sophisticated buyer, building brand awareness, creating a strong value proposition and executing programs that will support a strong product launch of CenterStats.  Additionally the plan allows for the packaging of the CenterStats architecture for distribution both in the U.S., in Latin America, through Centergistic Latina America, in Europe through Dacon and British Telecom, and in other emerging markets such as India.

The plan will involve the expansion of some existing programs such as print advertising, trade show participation and web-based promotion, along with the addition of new programs and promotions.  Additional programs will be added in the areas of marketing research and public relations activities.  These programs must be international in scope to ensure uniformity of the brand and value proposition, along with closed loop coordination of efforts.

Successful execution of this plan calls for the addition of two product specialists in 2004 who will focus exclusively on the CenterStats product line. These individuals will be responsible for product positioning and promotional programs.  They will work closely with the VP of Sales to ensure all efforts are coordinated and maximized for hand off to sales and distribution channels. They will also be responsible for gathering customer research and working with development to make sure downstream enhancements and added interfaces are profitable to produce and supported by client demand.

Sales

In the last three years, 75%-90% of AgentView sales have been made through a network of distributors who are major providers of telecommunications hardware, software, and support services.  In approximately 80% of the installations, the AgentView system is delivered with the contact center hardware and software.

We have developed a strong platform for international sales of our products, especially in Europe and Latin America.  In Europe, we use our U.S.-based sales force to develop close ties with our distributors who have established a significant market presence for AgentView.

Our largest re-seller, Dacon, who sells to British Telecom (BT), located in the United Kingdom, accounts for over 2,000 existing AgentView installations.  The AgentView system is represented as a line item on the BT ordering sheet.  When a real time system is needed AgentView is the default choice, in the form of a “checked box” on the order form.  The solid relationship between Centergistic and BT is further evidenced in the commitment to add CenterStats as a new “line item” to their order sheet as BT’s recommended enterprise reporting dashboard tool.  Centergistic, in conjunction with our European distributor, is currently in the process of qualifying CenterStats at the BT labs in Burmingham, U.K.

The following table lists our largest distributors and the revenue generated from each over the past two fiscal years:

Distributor	FY2004	FY2003
British Telecom (Dacon)	$1,126,595	$1,319,481
Alcatel	8,160	230,288
Avaya de Mexico	160,439	217,374
Rockwell	47,697	196,566
Siemens de Mexico	267,562	155,928

In addition to our existing distributors, we plan to generate additional revenue through direct sales efforts.  These efforts will include selling additional locations and subsidiaries as well as additional data sources of existing customers.  We believe that successful implementation of this strategy will not only increase revenues but will also gain greater visibility of our products and provide a sort of “critical mass” that will facilitate transitioning to our new CenterStats enterprise-wide system.

Over the past year, we have been steadily attracting the attention of a higher profile client, as evidenced by our recent contracts with Anheuser Busch and American Express.  Both of these clients have a high degree of potential for sales of additional locations and data sources.  We have installed our software into several locations of these two customers which, we believe, potentially may become the corporate management performance reporting standard.  We believe that if this occurs, it would generate significant revenue opportunities from all the company locations and related companies.

We plan to sell our new CenterStats product through three channels: approximately 40% through our direct sales staff (including Professional Services Group referrals) to end-users; approximately 40% through large systems integrators (e.g. EDS, Perot Systems, Unisys, IBM Global Services, Accenture) and about 20% through equipment distributors.  As of the date of this report, we have not entered into any agreement or had any discussions with any of the above-named or other large systems integrator.

The European contact center market is projected to grow to $10 billion by 2005, and we believe we are well positioned to share in such growth.  In Latin America, we have relied on our wholly owned subsidiary in Mexico City to build distributor and end-user relationships.  Latin American contact centers have been expanding with the growth in regional telecommunications capacity, and we believe that our Mexico-based sales staff is making good progress outside Mexico, in large markets like Brazil and Argentina.

We are currently actively pursuing other geographic areas of contact center growth, such as India.  In September 2003, we opened an office in New Delhi, India, which currently serves as headquarters for three programmers.  The plan is to add support and sales personnel to enable us to compete in the growing India contact center market, consisting in large part of outsourced service bureaus from large companies in the U.S. and Europe.  We believe that, in addition to Europe and Latin America, the Indian market, as well as some emerging Asian contact center markets, have the potential to be an important source of long-term growth.

Competition

AgentView

AgentView, our primary software product for the past four years, currently is installed in over 3,500 contact centers worldwide.  Competitors can be divided into the following categories:

ACD Low-End Embedded Software:  The largest number of these software products can be found embedded as a component of the “reporting” module of the major ACD manufacturers.  The ability to send statistics from the ACD to a display, such as an LED wallboard, is now considered a mandatory capability of today’s sophisticated ACDs.  These products, by design, lack sophistication and were created to provide rudimentary statistical output from the ACD primarily for display to a supervisor screen or a 1-2 line LED wallboard.  The ACD manufacturers have strategically opted to offer more robust real time monitoring through partner relationships with third party vendors, such as Centergistic.  All of these installations present excellent upgrade opportunities for our AgentView product.

Small Low-End Software Providers:  In addition to the bundled ACD statistical packages, there currently exist over 40 small companies, ranging in annual revenues from $1 million to over $5 million, providing low-end real time contact center statistical output.  These niche players often distribute their products through VARs (value added resellers) and distributors, or align their product with a particular CRM manufacturer, service provider or within a vertical market.  The average unit sale for these products falls between $1,000-$3,000.  While there are no published revenue numbers for this highly fragmented sub-set of the industry, the overall size of this level of the market has been estimated at $100-$150 million.

Higher Level Software Providers:  There are approximately seven vendors who provide software with marked value added features and functionality.  Some of these vendors are themselves visual display manufacturers (high definition screens, multiple line wallboards, gas plasma) who have developed statistical software as a component to drive display sales.  This software requires a degree of sophistication to support some of the graphics capabilities, but lacks the advanced thresholding and filtering capability, not to mention the multi-source collection technology, of AgentView.  Contact centers with embedded ACD software or visual display driven software continue to turn to Centergistic because they recognize the following limitations:

1.             Not as flexible in collecting across multiple ACD brands;

2.             Lack of sophisticated threshold alerting and key performance indicator (KPI) building;

3.             Unable to collect and combine metrics from other media such as e-mail, IVR, Workforce Management systems, CRM systems, Web service, etc;

4.             Weak capability to create “smart” metrics as combined performance indicators; and

5.             Lack of publishing options such as ability for metrics to be browser-viewed and accessible via wireless devices.

A few of these vendors have more robust capabilities providing more sophisticated threshold and KPI (key performance indicator) creation.  They publish information to a variety of devices and claim to be able to collect and combine data from various systems.  At this level, our two primary competitors are Symon Corporation and Inova Corporation.  Both of these companies offer products with closed systems restrictions which we believe may be seen as limiting by companies in dynamic environments where changes in software are routine.

CenterStats

We are not aware of any system that provides the breadth of data acquisition and loading functionality and flexibility on a real time basis as CenterStats.  Given the limited functionality and high cost of the competitive data systems, none are viewed by us as direct competition from a user benefit standpoint.

In addition to having limited or constrained functionality or feature sets, some of the competing products are proprietary and, therefore, are unable to accept data from outside systems.  For example, Avaya’s CenterVU Analyst is only effective in a complete Avaya system.  BI (Business Intelligence) competitors, MicroStrategy and Cognos, have powerful data mining, cube analysis and ad hoc query capability, but they lack the ability to capture perishable data, along with the filtering and alarms technology necessary to support real time reporting applications.  Furthermore, these companies are recognizing the growing importance and purchasing clout of today’s mission critical contact centers.  In addition to our strong real time architecture, Centergistic has something else that many of the BI giants lack— a multi-faceted understanding of the technology and telecommunications-based infrastructure that is unique to the contact center.

Neither MicroStrategy nor Cognos products are as cost effective as CenterStats.  The unique architecture of CenterStats is built around a combination of standard components and core technologies.  Open standards allow CenterStats to integrate easily with input-end data sources and output-end interfaces.

Intellectual Property

We rely primarily on a combination of copyright, trademark, trade secret and confidential information laws and employee and third-party non-disclosure agreements and other methods to establish and protect our proprietary rights.  There can be no assurance that these protections will be adequate to protect against technologies that are substantially equivalent or superior to our technologies.  We currently have one patent application pending for  “Method and System for Managing Real Time Data”.  This application is related to the Provisional U.S. Patent Application entitled, “Information Management Systems” No. 60/353,646 filing date January 31, 2002.  There can be no assurance that our patent application will result in any patent being issued.  If issued, any patent claims allowed may not be sufficiently broad to protect our technology.  In addition, any patent may be challenged, invalidated or circumvented and any right granted thereunder may not provide meaningful protection to us.

The following table sets forth a list of our trademarks, both registered and unregistered, that are currently being used in the conduct of our business.

Registered Trademarks
Centergistic Solutions
CenterStats
AgentView
AgentLink

Unregistered Trademarks
AgentView Enterprise
AgentView Enterprise EPM
AgentView Web
AgentView WAP
PowerUser
Advanced Threshold Handling
Performance Indicator Builder
CenterStats OmniCollector

We have not conducted an exhaustive search of possible prior users of the unregistered trademarks listed above and, therefore, it is possible that our use of some of these trademarks may conflict with others.

We enter into non-disclosure and invention assignment agreements with certain of our employees and enter into non-disclosure agreements with certain of our consultants and subcontractors.  However, there can be no assurance that such measures will protect our proprietary technology, or that our competitors will not develop software with features based upon, or otherwise similar to our software or that we will be able to prevent competitors from developing similar software.

Risk Factors

Any investment in our common stock involves a high degree of risk.  Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-KSB and in any reports we file with the SEC after we file this Form 10-KSB, before deciding whether to purchase or hold our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.  The occurrence of any of the following risks could harm our business.  If a market ever develops for our common stock, the trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $874,683 for our fiscal year ended June 30, 2004, and as of such date our accumulated deficit was $2,092,098.  We expect that our operating expenses will increase significantly as we continue to expand our business.  As a result, we will need to generate significantly more revenues from sales of our new CenterStats product to achieve profitability.  We have a limited operating history with our new CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses.  We cannot assure you that our revenue will grow in the future.  If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause you to lose all or part of your investment in our common stock.

We have not generated any significant revenues from the sale of our new CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002.  Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy.  Revenues for our fiscal year ended June 30, 2004 were $3,873,737.

Our future revenues will depend significantly on our ability to penetrate the call/contact center or business intelligence software market space. We have developed a sales and marketing strategy to achieve revenue growth, but we need additional capital to implement it. If we are not successful in selling our products in our targeted market due to insufficient additional capital or other factors including competitive pressures or technological advances by others, our business, operating results and financial condition will be materially and adversely affected.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We believe that the proceeds of our anticipated private placement offering , together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report.  Thereafter, we may need to raise additional funds.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the Common Stock and may have covenants which impose restrictions on our operations.  There can be no assurance that any necessary additional financing will be available on terms favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our marketing needs or expansion, to take advantage of unanticipated acquisition opportunities, to develop or enhance services or products or to respond to competitive pressures.  This inability could have a material adverse effect on our value, prospects, business, results of operations and financial condition.

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

We believe that period-to period comparisons of our results of operations are not a good indication of future performance.  There can be no assurance that future revenues and results of operations will not vary substantially.  It is also possible that in future quarters, our operating results will be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may fall.

The loss of Dacon PLC as a customer would materially adversely affect our business, operating results and financial condition.

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years.  For the fiscal years ended June 30, 2004 and 2003, Dacon accounted for 30% and 31%, respectively, of total net revenues, and for 18% of total trade receivables at June 30, 2004 and 2003.  The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America.  For the fiscal years ended June 30, 2004 and 2003, these customers represented approximately 26% and 29%, respectively, of our total net revenues.

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

While the Company as a whole is not dependent upon the telecommunications industry, our AgentView legacy products are substantially positioned in the sector. Our business would be adversely affected to the extent that the telecommunications industry continues to contract through consolidation and advances in technology, or does not achieve sustainable growth, particularly usage by companies who use multiple software applications. A number of factors may inhibit the telecommunications industry’s growth, including:

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

We rely on a combination of trademarks, copyrights, trade secret laws and contractual provisions to protect our intellectual rights. We also have a patent pending for an information management system. We cannot assure you that our patent application will result in any patent being issued to us or, if issued, that any patent claims will be of sufficient scope or strength to provide any meaningful protection or any competitive advantage to us. There can be no assurance that these protections will be adequate to prevent our competitors from misappropriating our technology, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants and others to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

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

A large percentage of our stock is owned by relatively few people, including officers and directors, and their interest may be different from and conflict with yours.

As of June 30, 2004, our officers and directors beneficially owned a total of 11,686,808 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after June 30, 2004), or approximately 71% of our outstanding common stock.  If you purchase securities covered by this Memorandum, you may be subject to certain risks due to the concentrated ownership of our common stock.  For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 9,142,864 shares of common stock outstanding on June 30, 2004. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933.  An additional 9,127,960 shares underlying options, warrants and common stock to be issued on June 30, 2004 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities pursuant to a registrat statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is a limited market for our common stock and we cannot assure you that a market will be sustained.

Although our common stock has not yet begun trading in the over-the-counter market on the OTC Electronic Bulletin Board, we expect, but can give no assurance, that trading will commence by the end of October 2004.  If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all.  We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

Special Note Regarding Forward-Looking Statements

This Report contains certain forward-looking statements that involve risks and uncertainties.  We use words such as “anticipate,” “believe”, “expect”, “future”, “intend”, “plan”, and similar expressions to identify forward-looking statements. These statements are only predictions.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described on the preceding pages and elsewhere in this Report.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements.  Before you invest in our securities, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, operating results, financial condition and stock price when and if a stock price becomes available.

Item 2.   DESCRIPTION OF PROPERTY

Our corporate administrative office is located at 2045 W. Orangewood Avenue, Orange, California 92868, where we lease approximately 4,691 square feet of space.  The current monthly rent is $7,830 with annual increases.  Our lease for this space ends on June 30, 2008.  We believe this space is sufficient to meet our requirements for the foreseeable future.

Our Mexican subsidiary leases office space located at Hamburgo 135-Suite 102, Col.Juarez, D.F. 06600 Mexico.  The lease for this space is on a month-to-month basis.  We believe that we will be able to obtain a suitable replacement for this lease on commercially reasonable terms if our lease is terminated.

Our United Kingdom office is located at 1 Enterprise Way, Hemel Hempstead, Hertfordshire HP2 7YJ United Kingdom.  The lease for this space is on a month-to-month basis.  We believe that we will be able to obtain a suitable replacement for this lease on commercially reasonable terms if our lease is terminated.

Our India office is located at F-41, South Extension Part-1, New Delhi 110049 India.  The lease for this space is on a month-to-month basis.  We believe that we will be able to obtain a suitable replacement for this lease on commercially reasonable terms if our lease is terminated.

Our St. Louis, Missouri office is located at 1004 Elmwood Drive, St. Charles, Missouri 63301.  The lease for this space is on a month-to-month basis.  We believe that we will be able to obtain a suitable replacement for this lease on commercially reasonable terms if our lease is terminated.

Item 3.   LEGAL PROCEEDINGS

We are not aware of any material litigation or proceeding currently pending or threatened against us.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no current trading market for our securities and there is no assurance that a trading market will develop in the future.  We plan to apply to list our stock for trading on the Nasdaq Over-the-Counter Bulletin Board Trading System.  The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of “bid” and “ask” quotations; lower trading volume; and market conditions.

As of June 30, 2004, there were approximately 44 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock.  We do not intend to declare or pay cash dividends in the foreseeable future, as it is our current policy to retain all earnings, if any, to support future growth and expansion.

During the fiscal year ended June 30, 2004, we did not sell any securities that were not registered under the Securities Act except as described below.

In September 2003, the Company sold units consisting of the Company’s convertible promissory notes in the aggregate principal amount of $490,000 and warrants, exercisable at a price of $.3975 per share, to purchase an aggregate of 74,016 shares of common stock, to a total of 16 investors, each of whom represented that he or she was accredited and/or sophisticated, for an aggregate purchase price of $490,000.  In September 2003, the Company issued warrants, exercisable at a price of $.4662 per share, to purchase 44,512 shares of common stock to a consultant for consulting services rendered.  In December, 2003, January, 2004 and April, 2004, the Company became obligated to issue a total of 350,000 shares of Common Stock to a consultant for consulting services rendered.  The sales of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) and Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

During the fiscal year ended June 30, 2004, the Company granted options under its 1996 and 1992 Stock Option Plans to purchase a total of 380,800 shares.  The options were granted to a total of 16 employees, including officers, of the Company.  During the fiscal year ended June 30, 2004, the Company granted options under its 1998 Nonemployee Directors Stock Option Plan to purchase a total of 32,000 shares.  The options were granted to a total of 3 nonemployee directors of the Company.  The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 under the Securities Act as transactions by an issuer in compensatory circumstances.

Item 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.”  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussions and under “Risk Factors” and elsewhere in this Form 10-KSB.

Overview

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

Business performance and intelligence management software uses historical and real-time data and metrics to provide managers with visibility on the business operations in real-time.  We provide call/contact center managers with powerful reporting and analytic tools allowing the constant monitoring of the operational effectiveness and efficiency.  While our current market focus is on the call/contact center space, we offer software to all operational areas of the enterprise to gauge performance and profitable improvement.  We also offer consulting, training, technical support and programming services for our customers and partners.

In 2001, we completed development on our new product, CenterStats.  During fiscal year (“FY”) 2002 and 2003, we devoted what little internally generated capital was available to actively promote, market, and sell CenterStats.  However, due to limited resources, we have never conducted a formal product launch and kickoff for CenterStats.  In addition, during FY 2002 and 2003, there has been a global economic slowdown, and particularly, a decrease in corporate spending on infrastructure and technology.  These factors have had an adverse impact on our ability to market and sell CenterStats, as well as the results of our operations.

During the year ended June 30, 2004, we completed a private funding round of convertible promissory notes.  The gross proceeds generated from this raise were $490,000 (net $460,000).  The proceeds were primarily used to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the completion of a registration statement on Form SB-2 filed with the S.E.C. relating to a selling stockholder offering.  We intend to raise up to an additional $3,000,000 in a private offering after the commencement of a trading market for our common stock.  If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing plan.

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

Revenue Recognition

Our revenue recognition policy is significant because revenue is a key component of our results of operations.  We derive our revenue primarily from sales of our various products.  As described below, significant management judgments and estimates must be made and used in connection with revenue recognized in any accounting period.  If our management makes judgments or uses different estimates, material differences may result in the amount and timing of our revenue for any period.  We recognize revenue from the sales of our products when:

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

We derive revenues from licensing our software products, selling computer and display hardware, and providing customer support, training, installation, and consulting services.  Software license fees for site licenses and master license agreements, including those sold through distributors, are recognized as revenue upon delivery of the software, and when remaining obligations are not significant.  Our software licensing agreement provides the customer with certain warranty provisions, including a limited time to test the software.  If the customer can prove the software is not functioning, we have the opportunity to remedy the problem, and if not resolved, the customer can return the software.  Historically, returns have not been significant.

Advance contract payments for services, consisting primarily of software customer support, are recorded as deferred income until the services are provided, at which time revenue is recorded.  Under the terms of our license agreements, we bundle support during the first 90 days with the initial license fee.  This bundled revenue is recognized with the sale of the license.  All subsequent software support is billed separately and recognized ratably over the life of the support period.

Revenue from computer and display hardware is recognized upon shipment, and consulting service revenue is recognized as services are rendered.

Allowance for Doubtful Accounts

Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments.  Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required.  As of June 30, 2004 and 2003, our accounts receivable balances were $664,119 and $875,610, respectively, net of our estimated allowances for doubtful accounts of $60,200 and $35,985.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.  During the year ended June 30, 2004, there were no indicators of impairment of long-lived assets.

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

Options granted to employees and members of our Board of Directors are valued using the intrinsic value method which bases compensation on the difference between the market value of the underlying shares of common stock and the exercise price at the date of grant.

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

Results of Operations for the Year Ended June 30, 2004 as Compared to the Year Ended June 30, 2003

Revenues

Year Ended June 30,

(In thousands)

	2004	% Of Revenue	2003	% Of Revenue
Centergistic Solutions	$2,718	70.2%	$2,877	66.8%
Mexico and Latin America	$1,026	26.5%	$1,243	28.8%
Lynch Young & Associates	$130	3.3%	$188	4.4%
Total	$3,874	100.0%	$4,308	100.0%

Centergistic Solutions is the U.S. based company selling products and services to the call/contact center marketplace.  Mexico and Latin America represents revenue generated by our Mexican limited liability company subsidiary sold to Mexican, Latin and South American companies.  Lynch Young & Associates, our wholly owned subsidiary, represents a majority of our consulting and professional services revenues.

Total revenues decreased 10.1% or $434,000 in FY 2004 compared to FY 2003.  Centergistic based revenues declined 5.5%, but Mexican revenues decreased 17.5% and Lynch Young revenues decreased 30.9% from FY 2003.  Although there continues to be an economic slowdown and decreased corporate spending on information technology, we believe that demand in the business intelligence market has remained relatively flat.  We believe that our revenues declined due to our distributors’ continued weakness in the telecom sector and the conclusion of a contract under the Lynch Young & Associates banner.  Joseph Stevens & CO. was quoted as saying, “What you’re seeing in every one of these tech earnings releases is that corporate spending has been postponed.”  We believe this quote related to the time period covering the majority of our fiscal year.  We expect spending to bounce back helping increase our revenues in the future.

Revenues from Centergistic declined 5.5% or $159,000 as compared to FY 2003.  Revenues from two of our distributors, Dacon and Rockwell, accounted for a $341,000 drop or 22%.  We expect continued weakness from our distributors for the next one or two quarters because of the corporate spending lull, but eventually increasing after that.  We expect to see increases in revenues from Dacon as our new CenterStats product has recently been formally accepted into the British Telecom portfolio.

The decreases in revenue from our distributors have been partially offset by an increase in our direct sales of AgentView software of $200,000 or 44%.  Our direct sales effort has begun to show some successes during our last fiscal year in bringing in these deals and we expect that trend to continue throughout our next fiscal year.

Revenues from our Mexican subsidiary in FY 2004 decreased 17.5% or $217,000 as compared to FY 2003.  The decrease is attributable to decreased activity from our distributors in Mexico.  A majority of the decrease came from Alcatel (a $222,000 decrease or 96.5%).  Most of the revenues in FY 2003 were for upgrades to the Alcatel installed base.  These revenues were not duplicated in FY 2004.  We do not expect Alcatel to achieve the level of revenues generated in FY 2003 during our upcoming fiscal year.  Consulting revenues through Lynch Young decreased nearly 31% or $58,000 from FY 2003 due to the conclusion of a $350,000 consulting contract with the Los Angeles Department of Water and Power that began in FY 2003.  We will not see any measurable revenue past FY 2004 from the Lynch Young group.

Cost of Sales

Cost of sales includes specific hardware and third party software costs along with the labor and associated costs of consulting, installation, training, and support.  Cost of sales improved to 36.1% of sales in FY 2004 ($1,398,000) as compared to 36.2% in FY 2003 ($1,560,000).  The improvement in cost of sales resulted from lower distribution sales, company cost cutting measures, and improved product mix of higher value product items.  The lower mix of distribution sales, which carry a higher cost component, helped improve the gross profit percentage.  Additionally, we reduced cost of sales expenses, including reduced headcount of two persons accounting for almost $100,000 in savings, lower travel and implementation expenses, and reduced reliance on third-party consultants.

Gross profit percentage improved to 63.9% in FY 2004 as compared to 63.8% in FY 2003.  We anticipate an upward trend in gross profit as the sales of our CenterStats™ product continue to grow.  This product carries a higher software component, thereby creating higher gross profit as compared to hardware or distribution sales.

Operating Expenses

Sales and Marketing

Sales and marketing increased to 20.8% of revenue in FY 2004 ($806,000) as compared to 19.9% of revenue in FY 2003 ($859,000), but actual dollar expenses decreased by $53,000.  The reduction in expense was created by reductions in reduced advertising expense, and lower travel and promotion expense with the reduced staff.  If we are successful in our anticipated capital raise, we will substantially increase our sales and marketing expenses during the next two fiscal years.

Research and Development

Research and development expenses increased to 11.1% of revenue in FY 2004 ($431,000) as compared to 9.4% of revenue in FY 2003 ($404,000).  The increase was attributable to the opening of our development center in India during the last quarter of FY 2003.  We now have a current staff of five in India.  We expect to add development staff in India throughout our next fiscal year should working capital improve.

General and Administrative

General and administrative expenses consist of all employee related benefit costs, occupancy costs, company insurance costs, professional fees, network and telecommunication costs, and depreciation and amortization expenses.  General and administrative costs were 48.9% of revenues in FY 2004 ($1,896,000) as compared to 39.3% in FY 2003 ($1,694,000).  Employee related benefit costs increased ($45,000) due to increased medical insurance premiums.  Due to our obtaining public company status during the year, our professional fees increased $25,000.  We also wrote off our goodwill from Lynch Young ($24,000) and wrote off certain administrative expenses from the administration of our Employee Stock Ownership that were paid in prior years ($51,000).

We anticipate general and administrative costs to increase as we add staff (mainly employee benefit and related costs).  We will eventually have to add administrative staff, but do not plan to do so in the upcoming fiscal year.  As we have obtained public reporting company status, our professional fees in upcoming fiscal years are expected to increase by $50,000 and our directors and officers insurance premiums will rise by $30,000.

Other Income (Expense)

The loss in this classification in FY 2004 was almost entirely attributable to a substantial amount of non-cash interest expenses due to re-pricing of previously issued warrants for common stock and amortization of a debt discount related to our private placement raise ($190,000).  We do not expect this level of interest expenses during our next fiscal year.

The loss in this classification for FY 2003 was attributable to the sale of a building and the loss on sale of securities ($32,000 and $44,000, respectively).  The sale of the land and building and sale of securities produced cash, which was then used in operations during the year.  Most of the realized loss on securities was originally recorded in the previous fiscal year as a component of comprehensive income, which was reclassified to our FY 2003 consolidated statement of operations and comprehensive income (loss) upon realization of the loss.  Investment income decreased in the current year because of market conditions and the lower level of securities.

Liquidity and Capital Resources

Prior to FY 2003, we were primarily financed through cash flow from operations, sale of company assets, and to a lesser extent, limited bank financing.  During FY 2003, we received approximately $25,000 in loans from officers, and in FY 2004, we received gross proceeds of $490,000 through a private placement of convertible subordinated debt.  The proceeds were primarily used to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the completion of a registration statement on Form SB-2 filed with the S.E.C. relating to a selling stockholder offering.  We intend to raise up to an additional $3,000,000 in a private offering after the commencement of a trading market for our common stock.  If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing plan.

Net cash provided from operating activities was $47,000 in FY 2004 as compared to a use of $216,000 in FY 2003.  The net cash provided from operations in FY 2004 was comprised primarily of depreciation and amortization of $206,000, non-cash interest expense of $178,000 and a net increase in assets and liabilities of $466,000.  The net cash used for operations in FY 2003 was comprised primarily of depreciation and amortization of $224,000, realized loss on the sale of securities of $44,000, a loss on the sale of land and building of $32,000 and a net decrease in assets and liabilities of $275,000.

Net cash used in investing activities was $37,000 in FY 2004 as compared to generating $333,000 in FY 2003.  The cash used in FY 2004 was primarily for the purchase of fixed assets.  The cash generated in FY 2003 was due to the sale of land and building and securities offset by purchase of fixed assets.

Net cash flows from financing activities generated $109,000 in FY 2004 as compared to a use of $188,000 in FY 2003.  In FY 2004, we received gross proceeds of $490,000 from the private placement of convertible subordinated debt, and used $284,000 for deferred offering costs and $60,000 to pay down debt.  During FY 2003, we paid down $320,000 in debt and this was partially offset by redemption of a certificate of deposit of $172,000.

Recent Accounting Pronouncements

In May 2003, the SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued.  Such statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires mandatory redeemable financial instruments to be classified within the liability section of the balance sheet.  The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  Any such transaction entered into subsequent to May 15, 2003 is to be classified immediately within the liability section of the balance sheet.   Upon adoption, the Company did not experience any material impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003(“FIN 46R”).  FIN 46R requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  The Company does not believe that it has any investments in variable interest entities that will require consolidation.

Item 7.   FINANCIAL STATMENTS

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms.  Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s reports.

We do not believe that there has been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Ricardo G. Brutocao	58	President, Chief Executive Officer and Director
David M. Cunningham	43	Chief Operating Officer, Chief Financial Officer, Secretary and Director
Jerome Fahey	76	Chairman of the Board and Director
Jay Kurtz	67	Director
William J. Battison	54	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Mr. Brutocao joined Centergistic as President, Chief Executive Officer and a director in 1988.  Prior to joining Centergistic, Mr. Brutocao served as President and CEO of Logical Data Management, a firm he co-founded which served the then burgeoning Cable TV industry from 1976 to 1988.  Prior to 1976, Mr. Brutocao served as Director of International Operations for Whittaker Corporation, where he was a member of a small team that started a $400 million International Hospital Management Division.  In 1972, while a young engineer at the Burroughs Corporation, Mr. Brutocao was selected to be the Project Manager for a new main-frame class computer system that was subsequently the first system at Burroughs released and delivered on schedule.  Mr. Brutocao earned a BSEE from Santa Clara University and an MBA in Finance from California State University, Los Angeles.

David M. Cunningham joined Centergistic as Controller in September 1991 and Secretary in 1992 and was appointed Chief Financial Officer and Chief Operating Officer in 1995 and 2000, respectively.  He has served on the Centergistic Board of Directors since April 2001.  Prior to joining Centergistic, he was employed by Frazer & Torbet, public accounting firm, from 1987 to 1991.  In addition to being a CPA, Mr. Cunningham holds a BS in Business from California State University, Northridge.

Jerome Fahey has served on the Centergistic Board since 1994.  Mr. Fahey formerly held the positions within VONS Grocery Company of President from 1983 to 1985 and Chief Operating Officer from 1975 to 1983, and is now retired.

Jay Kurtz has served on the Centergistic Board since 1996.  Mr. Kurtz is the founder and President of Kappa West Incorporated.  He is an internationally acclaimed authority on the application of military concepts and principals in the competitive business environment.  Mr. Kurtz helped to pioneer and popularize the concepts of “Business Warfare” worldwide as a speaker and lecturer in over thirty countries on five continents and as a consultant to more than 150 companies (more than 100 of which are high technology ventures who sought out Mr. Kurtz for consulting intended to increase their strategic and operational effectiveness.

William J. Battison has served on the Centergistic Board since 2001.  Mr. Battison has served as Managing Director of Angeles Capital Group, LLC, an investment banking firm and NASD licensed broker dealer, since January 2002.  From February 2001 to January 2002, he served as CEO of RXN Radio Systems, an internet radio/technology company.  From March 2000, to February 2001, he served as CEO of BuyItNow, Inc., an internet E-commerce company.  In January 2001, a petition in bankruptcy was filed against BuyItNow, Inc. under Chapter 7 of the Bankruptcy Act in the U.S. Bankruptcy Court in New Jersey.  The company was dissolved on June 25, 2001.  From March 1999 to March 2000, Mr. Battison served as senior vice president of Valence Technology, a company involved in portable energy storage technology.

Committees of the Board of Directors

We established an audit committee in November 1993.  The audit committee reviews with our independent registered public accounting firm (the “auditors”) the scope and timing of the auditors’ services, the auditors’ report on our financial statements following completion of the auditors’ audit, and our internal accounting and financial control policies and procedures.  In addition, the audit committee will make annual recommendations to our board of directors for the appointment of the auditors for the ensuing year.  The audit committee will report to the board of directors with respect to the selection of our auditors, the scope of our annual audits, fees to be paid to the auditors, the performance of our auditors, compliance with our accounting and financial policies, and management’s procedures and policies relating to the adequacy of our internal accounting controls.  The members of our audit committee are Messrs. Fahey, Kurtz and Battison.

We do not have any standing nomination committee or standing compensation committee.

Code of Ethics

We have adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.  The Company hereby undertakes to provide a copy of the code of ethics to any person without charge, upon request.  Requests for a copy of the code of ethics may be made in writing addressed to:  Secretary, Centergistic Solutions, Inc., 2045 Orangewood Avenue, Orange, California 92868.

Item 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain summary information concerning the compensation we paid to our chief executive officer and each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during each of the two fiscal years ended June 30, 2004.  Except as listed in the table below, no executive officer holding office in fiscal year 2004 received total annual salary and bonus exceeding $100,000.  All other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus received by our chief executive officer and other executive officers named in the table in fiscal year 2004.

Summary Compensation Table

				Long Term Compensation Awards
Name and Principal Position	Annual Compensation			Securities Underlying Options
	Fiscal Year	Salary	Bonus
Ricardo G. Brutocao,	2004	$185,625	—	96,000
President and Chief	2003	$185,625	—	96,000
Executive Officer	2002	$200,625	—	None

David M. Cunningham,	2004	$89,100	—	80,000
Chief Operating Officer and Chief	2003	$89,100	—	80,000
Financial Officer	2002	$96,300	—	None

Stock Option Grants in Fiscal Year 2004
Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($per share)	Market Price ($per share) (2)	Expiration Date
Ricardo G. Brutocao	96,000	25%	$0.4375	$0.3975	10/20/2013
David M. Cunningham	80,000	21%	$0.3975	$0.3975	10/20/2013

(1)          Both Mr. Brutocao’s and Mr. Cunningham’s stock options become 50% vested on the 2-year anniversary of the option grant, and another 25% vested on each of the 3rd and 4th year anniversary of the option grant.

(2)          Market price was the fair market value of our common stock held in the Centergistic ESOT on the date of grant as determined by an independent appraiser in March, 2004.

No options were exercised in fiscal 2004 by either of the named executive officers.

Employment Agreements

Mr. Ricardo Brutocao is employed by us as our President and Chief Executive Officer under an employment agreement entered into as of May 1, 1988.  The agreement may be terminated by us at any time upon 120 days prior written notice.  Under the agreement, Mr. Brutocao is entitled to receive an annual base salary of $225,000 (voluntarily reduced by him during each of the last three fiscal years) and 5% of the total consideration received by us in a transaction involving the sale or transfer of a majority of our equity securities resulting in a change of control of Centergistic.  He is entitled to health, welfare, disability and retirement insurance benefits and other fringe benefits in accordance with our policies in effect from time to time.  He is also entitled to a car allowance of $900 per month.  In addition, Mr. Brutocao received an option, which is now fully vested, to purchase 284,000 shares of common stock at an exercise price of $0.4925.  When Mr. Brutocao exercised the option in 1988, we loaned him an amount equal to the exercise price.  The loan was evidenced by a promissory note that was due and payable, together with accrued interest at the rate of 8% per annum, in four years.  During the four year term of the loan we forgave 25% of the original principal amount of the loan at the end of each year, and by the end of 1992 the entire loan had been forgiven.  Upon termination of Mr. Brutocao’s employment, we have the right to purchase all, but not less than all, of the shares Mr. Brutocao acquired upon exercise of the option at a price per share equal to the greater of the option exercise price or fair market value.

Director Compensation

Each of our non-employee directors receives $500 cash and an option to purchase 3,200 shares of common stock for each meeting of our Board of Directors attended by such non-employee director.  The options are nonqualified stock options and are exercisable at a price equal to fair market value as of the date of grant.  All of the options are granted under our 1998 Non-Employee Directors Stock Option Plan and vest immediately.

Stock Option Plans

1998 Plan

Our Board of Directors adopted the 1998 Nonemployee Directors Stock Option Plan (the 1998 plan) and reserved an aggregate of 800,000 shares of common stock for grants of stock options under the 1998 plan.  The purpose of the 1998 plan is to enhance our ability to retain qualified persons who are neither officers nor employees to serve as members of our board of directors by offering them the opportunity to acquire and maintain stock ownership in Centergistic by the grant of stock options.

As of June 30, 2004, options to purchase 259,200 shares of common stock were outstanding under the 1998 plan with exercise prices of $0.3975 to $0.715 per share, options to purchase 540,800 shares were available for grants and no options had been exercised.

The 1998 plan is currently administered by our Board of Directors, which has the authority to specify the number of option shares, the exercise price, the vesting provisions, the option term and the other terms and conditions of each option to be granted unless otherwise provided by the Board of Directors.  An option granted under the 1998 plan expires 10 years from the date of grant or, if earlier, three months after the optionee’s termination of service as a director or 12 months after the optionee’s death or disability.  Options granted under the 1998 plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee.  The 1998 plan is not subject to approval of our stockholders.

The 1998 plan will remain in effect for 10 years after the date of its adoption by our Board of Directors.  The number of shares reserved under the 1998 plan and the number of shares subject to outstanding options are subject to adjustments in the event of stock splits, stock dividends and other extraordinary corporate events.

1996 Plan

Our Board of Directors adopted the 1996 Stock Option Plan (the 1996 plan) and reserved an aggregate of 2,000,000 shares of common stock, subsequently increased to 2,800,000 shares by an amendment approved by our Board of Directors and shareholders, for grants of stock options under the 1996 plan.  The purpose of the 1996 plan is to enhance the long-term stockholder value of Centergistic by offering opportunities to our employees, directors, officers, and consultants, to participate in our growth and success, and to encourage them to remain in the service of Centergistic and acquire and maintain stock ownership in Centergistic.

As of June 30, 2004, options to purchase 2,159,600 shares of common stock were outstanding under the 1996 plan with exercise prices of $0.2975 to $0.78625 per share, options to purchase 640,400 shares were available for grants and no options had been exercised.

The 1996 plan is currently administered by our Board of Directors, which has the authority to select individuals who are to receive options under the 1996 plan and to specify the terms and conditions of each option to be granted (incentive or nonqualified), the vesting provisions, the option term and the exercise price.  Unless otherwise provided by the Board of Directors, an option granted under the 1996 plan expires 10 years from the date of grant (5 years in the case of an incentive option granted to a holder of 10% or more of the shares of Centergistic’s outstanding common stock) or, if earlier, three months after the optionee’s termination of employment or service or 12 months after the optionee’s death or disability.  Options granted under the 1996 plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee.  The 1996 plan has been approved by our stockholders.

The 1996 plan will remain in effect for 10 years after the date of its adoption by our Board of Directors.  The 1996 plan may be amended by our Board of Directors without the consent of our stockholders, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or any automated quotation system on which our common stock may then be listed or quoted.  The number of shares reserved under the 1996 plan and the number of shares subject to outstanding options are subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

Employee Benefit Plans

Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) which covers substantially all of our employees.  All costs of administering the ESOP are borne by us.  Contributions to the employee stock ownership trust (Trust), which may be made in cash or shares of our common stock, are made at the discretion of our Board of Directors.  Substantially all of the Trust’s assets are invested in shares of our common stock.  ESOP participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and are fully vested upon completion of seven years of service.  We did not make any contributions to the ESOP during the years ended June 30, 2004 and 2003.

If a terminated ESOP participant desires to sell his or her shares of Centergistic common stock, we may be required to repurchase the shares from the participant at their fair market value.  During the years ended June 30, 2004 and 2003, the total shares repurchased by us were 0 and 52,000, respectively.  The estimated fair market value of the 2,060,600 shares owned by the ESOP at June 30, 2004, including those shares not vested, is approximately $850,000, which is based upon an independent appraisal as of June 30, 2003.

401(k) Plan

We offer a 401(k) plan to all employees with at least three months of service.  We will match 50% of each employee’s contributions, up to 4% of the employee’s salary.  We paid matching contributions of $17,453 and $14,969 during the years ended June 30, 2004 and 2003, respectively.

Liability and Indemnification of Officers and Directors

Our Bylaws empower us to indemnify our directors and officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with civil or criminal actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in our best interests, and in a criminal action or proceeding, had no reason to believe that such person’s conduct was unlawful.  If any such person has been successful on the merits in defense of any such action, suit or proceeding, our Bylaws required us to indemnify such person against expenses actually and reasonably incurred in connection therewith.  Indemnification as provided in our Bylaws shall be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  We are also empowered under our Articles of Incorporation and Bylaws to enter into indemnifications agreements with our directors, officers, employees and other agents and to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable.

In addition, our Articles of Incorporation provide that, to the fullest extent permitted by California law, our directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our shareholders.  This provision in the Articles of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of non-monetary relief would remain available under California law.  Each director will continue to be subject to liability for breach of the director’s duty of loyalty to us, for acts or omissions not in good faith or involving intentional misconduct or knowing or culpable violations of law that the director believes to be contrary to our best interests or the best interests of our shareholders, for acts or omissions involving a reckless disregard for the director’s duty to us or our shareholders when the director was aware or should have been aware of a risk of serious injury us or our shareholders, or an unexcused pattern of inattention that amounts to an abdication of the director’s duty to us or our shareholders, for improper transactions between the director and us or for improper distributions to shareholders and loans to directors and officers, or for acts or omissions by the director as an officer.  This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

There is no pending material litigation or proceeding involving us and any of our directors, officers, employees or other agents as to which indemnification is being sought, nor are we aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2004 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our directors and executive officers as a group.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Shares of Common Stock Outstanding (2)

Ricardo G. Brutocao (President, Chief Executive Officer and director) 2045 W. Orangewood Avenue Orange, California 92868	10,840,992	(3)(4)	68.3%
David M. Cunningham (Chief Operating Officer, Chief Financial Officer, Secretary and director) 2045 W. Orangewood Avenue Orange, California 92868	2,583,264	(4)(5)	24.1%
Jerome Fahey (director) 920 Spring Meadow Dr. West Covina, California 91791	217,552	(6)	2.1%
Jay Kurtz (director) 2616 Queda Way Laguna Beach, California 92652	73,600	(7)	*
William J. Battison (director) 334 Meadow Grove La Cãnada Flintridge, CA 91011	32,000	(8)	*
Michael Atlas 13036 Lake Wildwood Dr. Penn Valley, California 95946	1,962,496	(9)	18.9%
Venture Communications Corporation 5362 Runningbrook Road Las Vegas, Nevada 89120	6,742,776	(10)	44.3%
MKB Associates, Inc. 25412 Wagon Wheel Circle Laguna Hills, California 92653	708,928	(11)	6.8%
All executive officers and directors as a group (5 persons)	11,686,808	(4)(12)	71.3%

*                 Less than 1%

(1)          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after June 30, 2004, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)          Percentage of ownership is based on 10,375,496 shares of common stock outstanding on June 30, 2004.

(3)          Includes 645,000 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2004.  Includes 707,416 shares owned by MKB Associates, Inc., a corporation owned by Mr. Brutocao’s children and of which Mr. Brutocao’s wife is president, and also includes 1,512 shares issuable upon exercise of warrants held by MKB Associates, Inc.  Mr. Brutocao disclaims beneficial ownership of such securities held by MKB Associates, Inc.  Includes 1,894,776 shares owned and 4,848,000 shares issuable upon exercise of warrants held by Venture Communications Corporation of which Mr. Brutocao is a director.  Mr. Brutocao disclaims beneficial ownership of such securities held by Venture Communications Corporation, except to the extent of his pecuniary interest therein.  Does not include 198,104 shares held by the Centergistic ESOT for the benefit of Mr. Brutocao, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

(4)          Includes 2,060,600 shares held by the Centergistic ESOT, of which Mr. Brutocao and Mr. Cunningham are co-trustees and have shared voting power as to certain matters, including election of the Centergistic Board of Directors.  Messrs. Brutocao and Cunningham disclaim beneficial ownership of the shares held by the Centergistic ESOT except to the extent of their respective pecuniary interests therein.

(5)          Includes 324,000 shares subject to options, and 1,512 shares subject to warrants exercisable or convertible within 60 days after June 30, 2004.  Does not include 72,936 shares held by the Centergistic ESOT for the benefit of Mr. Cunningham, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

(6)          Includes 96,000 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2004.

(7)          Includes 73,600 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2004.

(8)          Includes 32,000 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2004.

(9)          Includes 1,768,176 shares held by the Atlas Family Trust and 3,776 shares issuable upon exercise of warrants held by The Atlas Family Trust.  Also includes 181,072 shares held by the Centergistic ESOT for the benefit of Mr. Atlas and 9,472 shares held by the Centergistic ESOT for the benefit of Mr. Atlas’ wife.

(10)    Includes 4,848,000 shares subject to warrants currently exercisable.

(11)    Includes 1,512 shares issuable upon exercise of warrants that are currently convertible or exercisable, or convertible or exercisable within 60 days after June 30, 2004.

(12)    Includes an aggregate of 1,170,600 shares subject to options, warrants and convertible notes held by all executive officers and directors that are currently exercisable or convertible or exercisable or convertible within 60 days after June 30, 2004.  Includes the 707,416 shares owned and 1,512 shares issuable upon exercise of the warrants held by MKB Associates, Inc., as to which Mr. Brutocao disclaims beneficial ownership.  Includes the 1,894,776 shares owned and 4,848,000 shares issuable upon exercise of warrants held by Venture Communications Corporation, as to which Mr. Brutocao disclaims beneficial ownership, except to the extent of his pecuniary interest therein.  Does not include an aggregate of 271,040 shares held by the Centergistic ESOT for the benefit of our executive officers since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by Messrs. Brutocao and Cunningham by virtue of their shared voting power as described in footnote (4) to this table.  Messrs. Brutocao and Cunningham disclaim beneficial ownership of the shares held by the Centergistic ESOT except to the extent of their respective pecuniary interests therein.

The following table provides information as of June 30, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,418,800	$0.54	1,181,200

Equity compensation plans not approved by security holders	—	—	—

Total	2,418,800	$0.54	1,181,200

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since July 1, 2002, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock, or any member of the immediate family of any such persons, had or will have a direct or indirect interest other than the transactions described below.

In March 1995, David Cunningham borrowed $22,500 from us in order to purchase 102,568 shares of our common stock from a third party. The loan was evidenced by his promissory note bearing interest at the rate of 6% per annum and maturing in March 2000. The note was collateralized by the shares purchased. The maturity date of Mr. Cunningham’s note was extended to June 2005. As of June 30, 2004, the unpaid principal amount of Mr. Cunningham’s note was $2,840.

During fiscal year 2003, we borrowed $16,875 from Ricardo Brutocao and $8,100 from David Cunningham, officers and directors of Centergistic. These loans are evidenced by our promissory notes dated December 31, 2002 payable to Messrs. Brutocao and Cunningham in the principal amount of $16,875 and $8,100, respectively. Our notes bear interest at the rate of 6% and are due and payable on demand. These notes are secured by all of the assets of Centergistic. As of June 30, 2004, the balance outstanding under these notes aggregates $ 24,975.

In September 2003, we borrowed a total of $490,000 from 16 lenders in exchange for our convertible subordinated promissory notes in the aggregate principal amount of $490,000 and common stock purchase warrants, exercisable at a price of $.3975 per share, to purchase an aggregate of 74,016 shares of our common stock. The promissory notes are convertible at any time, at the option of the holder, at a price of $.3975 per share, and will automatically convert on the first anniversary date of the notes or earlier upon the occurrence of certain other events. The notes bear interest at the rate of 6% per annum and is payable in arrears on February 1, 2004, May 1, 2004 and August 1, 2004. Of the total loan amount of $490,000, $10,000 was loaned by David Cunningham, an officer and director of Centergistic, $25,000 was loaned by The Atlas Family Trust, whose trustee, Michael Atlas, is a principal stockholder of Centergistic, $10,000 was loaned by MKB Associates, Inc., an affiliate of Ricardo Brutocao, an officer and director of Centergistic, and $25,000 was loaned by Leonard Brutocao, a relative of Ricardo Brutocao. These four lenders were issued an aggregate of 10,576 of the total 74,016 warrants issued in this borrowing transaction.  Pursuant to agreements reached with all of the lenders, all of the convertible notes were converted into shares of common stock as of June 15, 2004.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-KSB.

EXHIBIT NO.	TITLE
3.1	Articles of Incorporation of the Registrant.*
3.1	Articles of Incorporation of the Registrant.*
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.5	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.6	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.7	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.8	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.9	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.9.1	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.10	Bylaws of the Registrant*
10.1	Lease Agreement with Park Orangewood LLC dated June 17, 2003.*
10.2	Consulting Agreement with Hanover Capital Corp dated July 1, 2003.*
10.3	Consulting Agreement with Hanover Capital Corp. dated July 1, 2003.*
10.4	Consulting Agreement with The Bosphorous Group, Inc. dated August 1, 2002.*
10.5	Consulting Agreement with The Bosphorous Group, Inc. dated October 1, 2003.*
10.6	Common Stock Purchase Warrant with The Bosphorous Group dated September 1, 2003.*
10.7	Common Stock Purchase Warrant with Venture Communications Corporation dated June 26, 1998.*
10.8	Common Stock Purchase Warrant with Lenawee Trust dated June 26, 1998.*
10.9	Common Stock Purchase Warrant with Venture Communications Corporation dated September 27, 2000.*
10.10	1996 Stock Option Plan and First Amendment thereto.*
10.11	1998 Non-Employee Directors Stock Option Plan.*
10.12	Executive Employment Agreement with Ricardo G. Brutocao dated May 1, 1988.*
10.13	Form of Convertible Subordinated Promissory Note of the Registrant dated September 1, 2003 issued to certain lenders to evidence loans in the aggregate principal amount of $490,000.*
10.14

Form of Common Stock Purchase Warrant of the Registrant dated September 1, 2003 issued to holders of the Registrant’s Convertible Subordinated Promissory Notes to purchase an aggregate of 74,016 shares of the Registrant’s common stock.*

10.15	Secured Promissory Note of the Registrant dated July 1, 2003 payable to Al Wild in the principal amount of $44,220.28.*
10.16	Secured Promissory Note of the Registrant dated December 31, 2002 payable to Ricardo G. Brutocao in the principal amount of $16,875.*
10.17	Secured Promissory Note of the Registrant dated December 31, 2002 payable to David M. Cunningham in the principal amount of $8,100.*
10.18†	Distribution Agreement with Dacon Electronics Limited dated August 1, 2000.*
10.19	Judgment Purchase Agreement with Venture Communications Corporation dated September 27, 2000.*
10.20	Agreement between Lynch, Young & Co. and Los Angeles Department of Water and Power dated September 1, 2002.*
21	Subsidiaries of the Registrant.*
31.1	Certification of the President and Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C §1350
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C §1350

*                 Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form SB-2 (File No. 333-111378), which became effective on April 28, 2004.

†                  We obtained confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit.  A complete version of this exhibit has been filed separately with the Commission.

(b)   Reports on Form 8-K:

None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees Haskell & White LLP billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Haskell & White LLP in connection with filings or engagements for such years were $41,000.

Audit-Related Fees

The aggregate fees Haskell & White LLP billed us in the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $75,670, all of which was for audit-related services in connection with the filing of our registration statement on Form SB-2.

Tax Fees

The aggregate fees Haskell & White LLP billed us in the last fiscal year for compliance, tax advice, or tax planning were $16,050, of which all was for the year ended June 30, 2003.

All Other Fees

Haskell & White LLP did not bill us any additional fees for the last fiscal year for products and services provided by Haskell & White LLP, other than the services reported above.

Audit Committee Pre-Approval Policies

General

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services to be performed by the independent registered public accounting firm (“the auditor”) are to be pre-approved.  Under the Policy, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee (“general pre-approval”), or require the specific pre-approval of the Audit Committee (“specific pre-approval”).  Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the auditor.

The Policy describes the Audit, Audit-related, Tax and All Other Services that are subject to the general pre-approval of the Audit Committee.  The Audit Committee will annually review and pre-approve the services that may be provided by the auditor that are subject to general pre-approval.  Under the Policy, the Audit Committee may delegate either type of pre-approval authority to its chairperson or any other member or members.  The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting.  The Policy does not delegate the Audit Committee’s responsibilities to pre-approve services performed by the auditor to management.

Audit Services

The annual Audit services engagement scope and terms are subject to the general pre-approval of the Audit Committee.  Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on the Company’s consolidated financial statements.  Audit services also include the attestation engagement for the independent registered public accounting firm’s report on management’s assertion on internal controls for financial reporting.  The Policy provides that the Audit Committee will monitor the Audit services engagement throughout the year and will also approve, if necessary, any changes in terms and conditions resulting from changes in audit scope or other items.  The Policy provides for Audit Committee pre-approval of specific Audit services.

Audit-related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent auditor.  Under the Policy, the Audit Committee grants general pre-approval to specified Audit-related services.  All other Audit-related services not specified must be specifically pre-approved by the Audit Committee.

Tax Services

Under the Policy, the Audit Committee grants general pre-approval to specific tax compliance, planning and advice services that have historically been provided by the independent registered public accounting firm, that the Audit Committee has reviewed and believes would not impair the independence of the independent registered public accounting firm, and that are consistent with the SEC’s rules on independent registered public accounting firm independence.  Other tax services must be specifically approved by the Audit Committee.

All Other Services

Under the Policy, the Audit Committee grants general pre-approval to specific permissible non-audit services classified as All Other Services that it believes are routine and recurring services, would not impair the independence of the independent registered public accounting firm and are consistent with the SEC’s rules on independent registered public accounting firm independence.  Services permissible under applicable rules but not specifically approved in the Policy require further specific pre-approval by the Audit Committee.

Procedures

The Policy provides that at the beginning of each year, the chief financial officer and the Company’s independent registered public accounting firm will jointly submit to the Audit Committee a schedule of audit, audit-related, tax and other non-audit services that are subject to general pre-approval.  This schedule will provide a description of each type of service that is subject to general pre-approval and, where possible, will provide projected fees (or a range of projected fees) for each service.  The Audit Committee will review and approve the types of services and review the projected fees for the next fiscal year.  Any changes to the fee amounts listed in the schedule will be subject to further specific approval of the Audit Committee.  The Policy prohibits the independent auditor from commencing any project not described in the schedule approval by the Audit Committee until specific approval has been given.

The Audit Committee pre-approved all of the services described above under the captions “Audit Related Fees” and “Tax Fees” pursuant to paragraphs (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Centergistic Solutions, Inc.

Date: September 28, 2004	By:	/s/ Ricardo G. Brutocao
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	Ricardo G. Brutocao	President and Chief Executive Officer (principal executive officer)	September 28, 2004
Richardo G. Brutocao

/s/	David M. Cunningham	Chief Financial Officer (principal financial officer and principal accounting officer)	September 28, 2004
David M. Cunningham

/s/	Jerome Fahey	Director	September 28, 2004
Jerome Fahey

/s/	Jay Kurtz	Director	September 28, 2004
Jay Kurtz

/s/	William J. Battison	Director	September 28, 2004
William J. Battison

CENTERGISTIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centergistic Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Centergistic Solutions, Inc. (the “Company”) as of June 30, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
September 7, 2004

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet
As of June 30, 2004

ASSETS

Current
Cash and cash equivalents	$149,846
Trade receivables, less allowance for doubtful accounts of $60,200	664,119
Inventories	178,627
Prepaid expenses	76,518
Miscellaneous receivables	24,159

Total current assets	1,093,269

Property, equipment, and leasehold improvements, at cost
Office and computer equipment	591,265
Tradeshow equipment	131,142
Leasehold improvements	97,019
819,426
Less accumulated depreciation and amortization	(636,180)

Total property, equipment, and leasehold improvements, net	183,246

Capitalized software development costs, net of accumulated amortization of $1,659,654	193,933

Other assets
Deferred offering costs (Notes 2 and 9)	467,871
Deposits	15,681
Patent costs	21,011

Total other assets	504,563

$1,975,011

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Note payable	$5,000
Notes payables officers - other (Note 5)	24,975
Note payable to stockholder (Note 5)	20,635
Accounts payable	413,838
Accrued expenses	138,397
Deferred income	157,382

Total liabilities, all current	760,227

Commitments and contingencies
(Notes 5 through 9)

Stockholders’ equity (deficit) (Note 7)
Common stock, 80,000,000 shares authorized; 9,142,864 issued and outstanding	$2,432,196
Common stock issuable (Note 9)	634,375
Common stock to be redeemed (Note 5)	(20,635)
Additional paid-in capital	284,892
Unearned stock compensation	(21,106)
Accumulated deficit	(2,092,098)
1,217,624
Less notes receivable	(2,840)

Total stockholders’ equity (deficit)	1,214,784

Total liabilities and stockholders’ equity (deficit)	$1,975,011

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended June 30,
	2004	2003
Revenues:
Software and service revenues	$2,752,153	$3,035,676
Professional services	129,680	188,436
Hardware sales	991,904	1,083,804

Total revenues	3,873,737	4,307,916

Cost of revenues:
Software and service costs	527,861	611,894
Professional services	105,840	150,041
Hardware costs	764,591	797,956

Total cost of revenues	1,398,292	1,559,891

Gross profit	2,475,445	2,748,025

Operating expenses:
Selling and marketing	806,211	859,090
Research and development	430,603	403,686
General and administrative	1,895,967	1,694,053

Total operating expenses	3,132,781	2,956,829

Operating loss	(657,336)	(208,804)

Other (expense) income:
Loss on sale of securities available for sale	(2,657)	(44,081)
Loss on sale of land and building held for sale	—	(32,457)
Investment and interest income	495	8,482
Interest expense	(208,837)	(11,486)
Other, net	(3,138)	101

Total other (expense) income	(214,137)	(79,441)

Loss before income taxes	(871,473)	(288,245)

Income tax provision (benefit) (Note 4)	3,200	(44,959)

Net loss	(874,673)	(243,286)

Other comprehensive income (loss), net of tax:
Unrealized holding loss during the period	—	(3,834)
Reclassification adjustment for losses included in net loss	3,834	36,645
Other comprehensive income (loss)	3,834	32,811

Comprehensive loss	$(870,839)	$(210,475)

Basis and diluted net loss per share	$(0.09)	$(0.03)

Weighted-average number of common shares outstanding	9,188,603	9,267,808

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Common Stock Issuable	Common Stock to be Redeemed	Additional Paid-In Capital	Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Items of Other Comprehensive Income (Loss)	Notes Receivable (Note 8)	Ttoal Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount

Balance, June 30, 2002	9,273,416	$2,474,459	$—	$—	$151,332	$—	$(974,139)	$(36,645)	$(7,641)	$1,607,366

Stock options granted to	—	—	—	—	29,800	(28,558)	—	—	—	1,242
Common stock redeemed by	(52,000)	(18,678)	—	—	—	—	—	—	—	(18,678)
Change in unrealized loss on securities available for sale,	—	—	—	—	—	—	—	32,811	—	32,811
Note receivable reduction	—	—	—	—	—	—	—	—	2,283	2,283
Net loss for the year	—	—	—	—	—	—	(243,286)	—	—	(243,286)

Balance, June 30, 2003	9,221,416	2,455,781	—	—	181,132	(28,558)	(1,217,425)	(3,834)	(5,358)	1,381,738

Warrants issued in coonection with issuance of convertible promissory notes payable (Note 9)	—	—	—	—	12,533	—	—	—	—	12,533
Beneficial conversion feature on promissory notes payable (Note	—	—	—	—	8,618	—	—	—	—	8,618
Stock compensation	—	—	—	—	—	7,452	—	—	—	7,452
Change in unrealized loss on securities available for sale,	—	—	—	—	—	—	—	3,834	—	3,834
Note receivable reduction	—	—	—	—	—	—	—	—	2,518	2,518
Stock redemption payable	—	—	—	(44,220)	—	—	—	—	—	(44,220)
Redemption of shares	(78,552)	(23,585)	—	23,585	—	—	—	—	—	—
Repricing of warrants (Note 9)	—	—	—	—	82,609	—	—	—	—	82,609
Common stock issuable (Note 9)	—	—	634,375	—	—	—	—	—	—	634,375
Net loss for the year	—	—	—	—	—	—	(874,673)	—	—	(874,673)

Balance, June 30, 2004	9,142,864	$2,432,196	$634,375	$(20,635)	$284,892	$(21,106)	$(2,092,098)	$—	$(2,840)	$1,214,784

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(874,673)	$(243,286)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	205,889	224,495
Provision for doubtful accounts	24,215	(18,018)
Write-off of goodwill	23,600	—
Stock compensation	7,452	1,242
Non-cash interest expense	178,125	—
Loss on sale of securities available for sale	2,657	44,081
Loss on sale of land and building held for sale	—	32,457
Deferred taxes, net	—	—
Increase (decrease) from changes in assets and liabilities:
Trade receivables	187,276	(172,541)
Inventories	(14,619)	(11,240)
Prepaid expenses	(1,561)	2,406
Miscellaneous receivables	51,498	(33,291)
Deposits	801	(10,411)
Patent costs	(5,269)	(6,804)
Accounts payable	224,428	(48,139)
Accrued expenses	25,188	(1,010)
Deferred income	11,526	23,969

Net cash provided (used) by operating activities	46,533	(216,090)

Cash flows from investing activities
Proceeds from sale of securities	4,798	269,382
Additions to capitalized software development costs	(11,500)	—
Purchase of equipment	(30,758)	(84,749)
Net proceeds from sale of land and building held for sale	—	148,396

Net cash (used) provided by investing activities	(37,460)	333,029

See accompanying notes to consolidated financial statements.

	Years Ended June 30,
	2004	2003

Cash flows from financing activities
Deferred offering costs	(275,172)	(47,690)
Principal payments on term loan and notes payable	(60,000)	(320,381)
Borrowings on short-term debt	5,000	—
Borrowings from officers	—	24,975
Certificate of deposit held as collateral for note payable	—	171,722
Repurchase of common stock	(23,585)	(18,678)
Borrowings on coonvertible notes	460,000	—
Payments received on note receivable	2,518	2,283

Net cash provided (used) by financing activities	108,761	(187,769)

Net increase (decrease) in cash and cash equivalents	117,834	(70,830)

Cash and cash equivalents, beginning of year	32,012	102,842

Cash and cash equivalents, end of year	$149,846	$32,012

Supplemental Disclosures of Cash Flow Information:

Cash payments (refunds) for:

Interest	$19,852	$11,485

Income tax payments (refunds)	$3,997	$(45,956)

See accompanying notes to consolidated financial statements.

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the year ended June 30, 2004, in conjunction with the private debt offering discussed in Note 9, notes amounting to $490,000 ($460,000 of which was received in cash) were converted to common stock issuable as of June 30, 2004.  Such common stock was issued in August 2004.

During the year ended June 30, 2004, in conjunction with the private debt offering discussed in Note 9, a vendor converted $30,000 of accounts payable to a convertible promissory note.

During the year ended June 30, 2004, the Company issued warrants to purchase common stock as part of a private placement of debt.  The estimated fair value of the warrants was $12,533.  In connection with the private placement, the Company reclassified $53,616 of deferred offering costs to debt discount as these costs were previously incurred for a pending financing transaction.  The cost of the debt discount is being accreted as non-cash interest expense over the term of the financing.  The debt discount was fully accreted as of June 30, 2004 as the related debt was converted into equity (Note 9).

During the year ended June 30, 2004, the Company agreed to purchase its common stock from a shareholder (Note 5).  The Company issued a note payable for $44,220 and recorded common stock to be redeemed as an offset to stockholders’ equity (deficit).  During the year ended June 30, 2004, the Company paid down the note payable by redeeming a total of $23,585 of common stock.

As of June 30, 2004, the Company accrued $144,375 as the estimated value of the 350,000 shares of common stock issuable issued under the Hanover agreements discussed in Note 9.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.                                      Nature of Business

Centergistic Solutions, Inc. (the “Company”) was incorporated in the State of California on March 10, 1972.

The Company provides integrated information distribution and reporting systems, serving both general business and contact center environments.  The products provide critical information throughout the enterprise to help companies improve performance and increase personnel productivity.

Affinitec Corporation, a wholly owned subsidiary, manufactures and distributes software that enables automatic call distribution management system users to obtain sophisticated reporting and communications tools to help manage their work force, forecast staffing requirements, and schedule their agents.

Substantially all of the remaining operations are conducted by the Company’s wholly-owned Mexican subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (formerly known as AAC de Latin America).  The Mexican operations distribute products of its parent, as well as other telecommunications products from third parties.

LYA, Inc., a wholly owned subsidiary, is a consulting business for call centers and the telecommunications industry.  As of June 30, 2004, the operations of this entity were merged into that of the parent company, and will no longer be reported as an operating segment.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2004 and 2003 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”).  All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the year ended June 30, 2004, the Company incurred a net loss of $874,673 and an operating loss of $657,336, which includes depreciation and amortization of $205,889, and, as of June 30, 2004, the Company had working capital of $333,042.  The Company increased costs during the year due to its obtaining public reporting status and in anticipation of a capital raise of $3,000,000.  The Company anticipates revenue growth through an improved economy, targeted sales and marketing efforts, and the addition of strategically placed sales personnel. The Company believes that the operating plan for the next fiscal year will provide the necessary capital to sustain operations throughout the next fiscal year.  In the event that revenue does not materialize in the manner the Company has forecasted, several cost cutting measures have been identified and are ready to be implemented as necessary to achieve sufficient operating levels.

Additionally, as further discussed in Note 9, the Company has completed a private offering of debt, raising gross proceeds of $490,000.  These notes payable have been converted to equity in the form of common stock issuable as of June 30, 2004.  Such common stock was issued in August 2004.  The Company used these proceeds to complete a registration statement on Form SB-2, to begin funding its sales and marketing expansion programs and to fund current operating expenses, as necessary.  The Company further contemplates an equity round of $3,000,000 during the next year once the Company is approved for trading and assuming the continuing improvement in the public financial markets.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003.  SFAS 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements.  The Company views its operations and manages its business in three segments: Centergistic Solutions (which includes Affinitec), Centergistic Solutions - Mexico and LYA.

The following represents the total assets by segment as of June 30, 2004:

Centergistic Solutions	$4,622,573

Centergistic Solutions – Mexico	516,744

5,139,317

Eliminations	(3,164,306)

Total consolidated assets	$1,975,011

The total assets for LYA are not significant and are included in those of Centergistic Solutions.

The following represents the revenues, gross profit and net income (loss) by segment:

	Year Ended June 30, 2004	Year Ended June 30, 2003

Centergistic Solutions

Revenues	$2,717,284	$2,877,002
Gross profit	$1,952,693	$2,072,179
Net income (loss)	$(773,158)	$(405,351)

Centergistic Solutions - Mexico

Revenues	$1,026,773	$1,242,478
Gross profit	$498,912	$637,451
Net income (loss)	$(95,026)	$116,068

LYA

Revenues	$129,680	$188,436
Gross profit	$23,840	$38,395
Net income (loss)	$(6,489)	$45,997

Net Loss Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” the Company is required to disclose basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, and the conversion of preferred stock or notes payable, as if they had been issued.

On January 19, 2004, the Board of Directors approved an amendment to the articles of incorporation increasing the number of authorized shares of common stock to 80,000,000 and an 8:1 forward split of shares outstanding.  All share and per share amounts for the periods presented in the accompanying consolidated financial statements have been retroactively adjusted for the effects of this stock split.

For all periods presented, there is no difference between basic and diluted loss per common share, as the effects of stock options or warrants are anti-dilutive, given the net loss applicable to common shares for each period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

Reserve for Uuncollectible Accounts

Management evaluates accounts receivable periodically for potential uncollectible receivables based on contractual due dates. As of June 30, 2004, management estimated the reserve for uncollectible accounts to be $60,200.  The Company does not require collateral on its accounts receivables.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its domestic cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000.  At June 30, 2004, the Company did not have any amounts held in banks in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base.  As of June 30, 2004, the Company’s largest customer accounted for 18% of total trade receivables.  For each of the years ended June 30, 2004 and 2003, the Company’s largest customer accounted for 30% and 31%, respectively, of the total Company net revenues.  There were no other customers that exceeded 10% of such amounts for each respective period.

As of June 30, 2004, customers of the Company’s Mexican subsidiary accounted for 40% of total trade receivables.  For each of the years ended June 30, 2004 and 2003, sales to customers of the Company’s Mexican subsidiary accounted for 26% and 29%, respectively, of total Company net revenues.

Securities Available for Sale

The Company classifies its entire investment portfolio as available for sale and values it at fair value (based upon specific identification).  Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Unrealized gains or losses are reported as increases or decreases in stockholders’ equity as other items of comprehensive income (loss), net of the related deferred income tax effect.  Realized gains or losses are determined on the basis of the cost of specific securities sold and are included in the statements of operations and comprehensive income (loss).

Inventories

Inventories consist primarily of purchased computer hardware and software, which are stated at the lower of cost (specific identification method) or market value.

Property, Equipment, and Leasehold Improvements

Depreciation is provided using the straight-line method over the following estimated useful lives:

Office and computer equipment	3 - 7 years
Trade show equipment	5 - 10 years

Improvements to leased property are amortized over the lesser of the life of the lease, or the estimated life of the improvements.  Repairs and maintenance expenditures that do not significantly add to the value of the property, or prolong its life, are charged to expense, as incurred.  Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years.  Actual future sales and remaining economic life of the product could differ significantly from these estimates.  Amortization of software costs for the years ended June 30, 2004 and 2003 was $124,122 and $139,495, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of June 30, 2004 and the related estimated lives:

	Date Technological Feasibility Established	Estimated Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of June 30, 2004:

June 30, 2004

CenterStats	$401,498
AgentView	307,476
Fully amortized products	1,144,613

Accumulated amortization	(1,659,654)
$193,933

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2003.  The Company periodically reviews the unamortized balance of goodwill in accordance with the provisions of SFAS No. 142.  As of June 30, 2003, the Company prepared a discounted cash flow analysis for future operations of the LYA subsidiary, from which the goodwill originated.  As of June 30, 2003, such analysis resulted in no impairment.

However, the Company deemed that goodwill was impaired at June 30, 2004 upon conclusion of a contract, under which LYA generates substantially all of its revenues.  The Company wrote off the remaining balance of $23,600.  This amount is reflected in the accompanying consolidated financial statements of operations and comprehensive income (loss) as a component of continuing operations.

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors.  As of June 30, 2004, the Company capitalized a net amount of $467,871, for these services and such are included in the accompanying consolidated balance sheets as deferred offering costs. During the year ended June 30, 2004, the Company completed a debt offering (Note 9).  As part of this transaction, the Company reclassified $53,615 from deferred offering costs to a contra-liability account.  Such amount represented that portion of the balance that related directly to the costs of issuing the notes payable discussed in Note 9.  The remaining capitalized deferred offering costs relate to a pending equity transaction.  There can be no assurance that the Company will receive funding from private investors.  If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.  Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.  At June 30, 2004, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.  During the year ended June 30, 2004, management believes that there have been no indicators of impairment.

Debt Issuance Costs

Costs related to the issuance of debt are recorded as a contra-liability account and are amortized over the term of the related debt.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $61,980 through June 30, 2004 for employee stock option grants, of which $7,452 and $1,242 was recognized in fiscal years 2004 and 2003, respectively.  Had compensation cost for the employee stock-based compensation awards been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Years Ended June 30,
	2004	2003
Net loss, as reported	$(874,673)	$(243,286)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	7,452	1,242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(105,318)	(70,906)
Pro forma net loss	$(972,539)	$(312,950)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 2.50% and 3.99% in fiscal years 2004 and 2003, respectively; and expected lives of ten years for all grants.

Income Taxes

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Revenue Recognition

The Company typically provides bundled software and services through a distributor network. Each component of a bundled solution is separately identified based upon vendor specific objective evidence.  The components of revenue are recognized as follows:

•                  Software license fees for site licenses and master license agreements are recognized as revenue upon delivery of the software, and when remaining obligations are not significant.  The Company’s software licensing agreement provides the customer with a 90-day warranty and return provision, including a limited time to test the software.  If the customer can prove that the software is not functioning, the Company has the opportunity to remedy the problem and, if not resolved, the customer may return the software.  The Company considers the need for a reserve for warranty and returns on a quarterly basis; however, such occurrences have historically not been significant.

•                  Advance contract payments for software services, consisting primarily of software maintenance and support, are recorded as deferred income until the services are provided.  After the expiration of the software license warranty period, the Company commences recognition of the contract payments ratably over the term of the maintenance period.  All subsequent software maintenance and support is billed separately and recognized ratably over the life of the maintenance period.

•                  Revenues from software sold to distributors are recognized upon delivery since title passes upon delivery.  The distributor is subject to a restocking fee of 10%-25% if an order is returned; however, historically, such returns have been insignificant.  Special orders are non-cancelable.

•                  Software and service revenues include services related to maintenance, time and materials contracts, installation and training.  Such revenues are recognized as the services are rendered.

•                  Revenues from the sale of computer and display hardware are recognized upon shipment, which is generally concurrent with the passage of title.

•                  Professional services revenues are derived from the services provided by the Company’s consulting business.  Such revenues are recognized as the services are rendered.

Recent Accounting Pronouncements

In May 2003, the SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued.  Such statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires mandatory redeemable financial instruments to be classified within the liability section of the balance sheet.  The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  Any such transaction entered into subsequent to May 15, 2003 is to be classified immediately within the liability section of the balance sheet.  Upon adoption, the Company did not experience any impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003.  FIN 46R requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  The Company does not believe that it has any investments in variable interest entities that will require consolidation.

Reclassifications

Certain reclassifications have been made to the June 30, 2003 consolidated financial statements to conform to the presentation used in the June 30, 2004 consolidated financial statements.

3.                                      Securities Available for Sale

Realized gains and realized losses calculated for securities available for sale, using the specific identification method, were as follows:

	Years Ended June 30,
	2004	2003

Realized gains	$—	$—
Realized losses	$2,657	$44,081

4.                                      Income Taxes

Net deferred income taxes as of June 30, 2004 consist of the following components:

Deferred tax liabilities:
Capitalized software development costs	$(77,252)

Deferred tax assets:
Net operating loss carryforwards	1,272,079
State taxes	1,088
Accrued expenses	23,513
Allowance for doubtful accounts	23,980
Stock-based compensation	32,320
Depreciation and amortization	1,877
1,354,857
Less valuation allowance	(1,282,605)
72,252
Net deferred tax assets (liabilities)	$—

Components of income tax provision (benefit) for the years ended June 30 are as follows:

	2004	2003
Current:
Federal	$—	$(48,956)
State	3,200	3,997
	3,200	(44,959)

Deferred:
Federal	$—	$—
State	—	—
	—	—

	$3,200	$(44,959)

The income tax provision (benefit) for the years ended June 30 differs from the amount of income tax determined by applying the statutory income tax rate due to the following:

	2004	2003

Computed expected statutory expense (benefit)	$(297,389)	$(109,972)

Increase in rate resulting from:
State income taxes, net of federal benefit	2,112	2,638
Change in valuation allowance	331,053	109,359
Federal income tax refund	—	(48,956)
Other	32,577	1,972
	$3,200	$(44,959)

The Company’s Mexican subsidiary was reorganized in 1997 to be treated for U.S. tax purposes as a pass-through entity.  For Mexican tax purposes, this subsidiary files separate income tax returns, which include only the taxable income of that subsidiary.  The U.S. federal income tax return includes only domestic taxable income.

At June 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $3.4 million and $2.1 million, respectively, expiring through 2021 and 2006, respectively.  Realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations if ownership changes occur in the future.  At June 30, 2004, the Company had fully reserved for the net operating losses since management could not determine that they are more likely than not to be realized.

5.                                      Notes Payable

Note Payable

On April 16, 2004, the Company entered into a note payable with one of its employees for $5,000.  Such note bears interest at 6% and the principal and interest are due and payable on demand.  This note is secured by all of the assets of the Company.

Notes Payable to Officers

On December 31, 2002, the Company entered into two notes payable to two of its officers for an aggregate $24,975.  Such notes bear interest at 6% and the principal and interest are due and payable on demand.  These notes are secured by all of the assets of the Company.

Term Loan

During fiscal year 2002, the Company converted the outstanding balance under a revolving credit agreement of $385,000 to a term loan with the same bank.  The term loan bore interest at 5.75% and matured on August 1, 2002 and was secured by substantially all assets of the Company.

Through August 1, 2002, the Company was required to maintain a $150,000 certificate of deposit with the bank as a condition to the Agreement and term loan.  On August 1, 2002, the balance of the certificate of deposit was offset against the outstanding balance of the term loan and remaining balance, approximately $141,600, was extended to April 2003.  On September 9, 2003, the Company paid off this loan in full.

Note Payable to Stockholder

In July 2003, the Company agreed to purchase 148,328 shares of common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount.  The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 commenced October 1, 2003.  As each payment is made, the Company may cancel and retire 8,728 shares.  Payment of the note is secured by substantially all of the Company’s assets.

6.                            Commitments and Contingencies

Lease Commitments

The Company leases office space and certain office equipment under various operating leases, which expire on various dates through 2008.  Total rent expense for the years ended June 30, 2004, and 2003 was $154,179, and $186,869, respectively.

As of June 30, 2004, future commitments under noncancelable operating leases are as follows:

Year Ending June 30,
2005	$103,193
2006	106,007
2007	103,632
2008	101,176

$414,008

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products.  Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”  Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.  As of June 30, 2004, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

401(k) Plan

The Company offers a 401(k) plan to all employees with at least three months of service and will match 50% of each employee’s contributions, up to 4% of the employee’s salary.  The Company paid $17,453 and $14,969 in matching contributions for the years ended June 30, 2004 and 2003, respectively.

Employee Stock Ownership Plan

The Company has an employee stock ownership plan (“ESOP”), which covers substantially all employees.  The costs of administrating the ESOP are borne by the Company.  Annual contributions to the employee stock ownership trust (the “Trust”), which may be made in cash or common stock of the Company, are made at the discretion of the Company’s board of directors.  Participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and become fully vested upon completion of seven years of service.  The Company made no contributions to the ESOP during the years ended June 30, 2004 and 2003.  Substantially all of the Trust’s assets are invested in the common stock of the Company.

In the event that a terminated plan participant desires to sell his or her shares of the Company’s stock, the Company may be required to repurchase the shares from the participant at their fair market value.  During the year ended June 30, 2003, the total shares repurchased by the Company were 52,000.  There were no such shares purchased by the Company during the year ended June 30, 2004.  The estimated fair value of the 2,060,600 shares owned by the ESOP at June 30, 2004, including those shares not vested, is approximately $850,000, which is based upon an independent appraisal as of June 30, 2003.

Employment Agreement

In July 1997, the Company entered into an employment agreement with a former officer and director, pursuant to which this individual is currently entitled to receive a monthly salary of $1,000.  He is also entitled to health insurance and other employee benefits generally available to other employees.  His employment agreement as amended, terminates on June 30, 2005, unless sooner terminated upon the occurrence of certain events specified therein.  Even if the Company terminates him without cause, his employment agreement provides that he is entitled to continue to receive the monthly salary during the remaining term of his employment agreement.

7.                            Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock.  Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue.  The options vest at a rate of 25% per year over a four-year period.  At June 30, 2004, 640,400 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company.  The plan provides for issuance of up to 800,000 shares of its common stock to directors.  Options are granted based on attendance at board meetings.  At June 30, 2004, 540,800 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the year ended June 30, is as follows:

	2004		2003
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,006,000	$0.56	1,644,000	$0.56
Granted	412,800	0.41	362,000	0.32
Outstanding at end of period	2,418,800	$0.54	2,006,000	$0.56

Exercisable at end of period	1,551,400	$0.63	1,413,600	$0.64
Weighted average fair value of options granted during the period		$0.40		$0.32

A summary of stock options outstanding at June 30, 2004 is as follows:

	Options Outstanding
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price
$0.30 to $0.47	1,206,000	7.29	$0.39	349,800	$0.42
$0.52 to $0.79	1,212,800	3.70	0.69	1,201,600	0.69

	2,418,800		$0.54	1,551,400	$0.63

Common Stock Purchase Warrants

In connection with the purchase of Affinitec, the Company issued common stock purchase warrants.  The warrants entitle the holder to purchase 1,040,296 shares of common stock at $0.789 per share, which were exercisable at any time prior to June 17, 2003.  None of these warrants were exercised, and such warrants have expired.

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005.  All of these warrants were outstanding at June 30, 2004.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005.  Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”) (Note 9).  In accordance with the provisions of SFAS No. 123, the value of the Fiscal 2001 warrants was estimated to be $101,332.  All of these warrants were outstanding as of June 30, 2004.

8.                                      Land and Building Held for Sale

During fiscal year 2003, the Company sold the land and building for net cash proceeds of $148,396.  The net loss on the sale was $32,457 and is recorded in the accompanying consolidated statement of operations and comprehensive income (loss).  Additionally, the remaining balance of a related note payable to a bank was paid in full.

9.                                      Private Placement of Debt

During the year ended June 30, 2004, the Company entered into a total of 16 Note and Warrant Purchase Agreements (the “Agreements”).  Under the Agreements, the lenders agreed to loan the Company an aggregate $490,000 ($30,000 of which was issued upon conversion of accounts payable) in exchange for convertible subordinated promissory notes (the “Notes”).  The Notes, excluding all accrued interest, were convertible into shares of common stock of the Company.  The principal amount of the Notes were convertible at any time, at the option of the holder, at a price of $0.3975 per share.  The Notes were to automatically convert upon the earlier of the following events: i) the first anniversary date of the Notes or ii) 30 days from the effective date of a registration statement filed by the Company under the Securities Act of 1933, as amended, and the trading of the Company’s common stock on the OTC Bulletin Board.  Interest accrued at a rate of 6% per annum was payable in arrears on February 1, 2004, May 1, 2004 and August 1, 2004.  The notes contained a beneficial conversion feature, the value of which has been determined to be $8,618.  Such was recorded as a component of the debt discount and was accreted as non-cash interest expense over the term of the Notes.  Of the aggregate loan amount of $490,000, an aggregate $70,000 was loaned by two officers and a relative of an officer with an aggregate of 10,576 warrants being issued to such individuals. Pursuant to agreements reached with all the note holders, these Notes were converted into common stock issuable on June 15, 2004.

In consideration for entering into the Notes, the Company also issued warrants (the “Notes Warrants”) entitling the note holder to purchase shares up to an aggregate of 74,016 shares of the Company’s common stock that were to be received by the note holder upon conversion of the Notes discussed above.  The Notes Warrants are exercisable in whole, but not in part, at any time from the date of issuance of the Notes Warrants and ending on August 31, 2005 at a price of $0.3975 per share of common stock.  The Company estimated the value of these warrants at $8,618, which was accreted as non-cash interest expense over the term of the Notes.  All of the Notes Warants are outstanding at June 30, 2004.

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

Pursuant to the Anti-dilution Provision of the Fiscal 2001 Warrants discussed in Note 7, such warrants were repriced to $0.4375 upon issuance of the Notes Warrants.  As such, the Fiscal 2001 Warrants were revalued in accordance with SFAS No. 123, resulting in additional expense of $82,609.  Such amount was recorded as effective interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended June 30, 2004.

On July 1, 2003, the Company also entered into two consulting agreements with Hanover Capital Corp. (“Hanover”) pursuant to which the Company agreed to pay to Hanover a monthly retainer of $5,000 for a period of 12 months, but cancelable by either party at any time with ten days written notice prior to the end of each monthly period.  The Company also agreed to issue shares of common stock to Hanover as follows: (i) 200,000 shares upon filing of the Company’s proposed registration statement or Form SB-2; (ii) 50,000 shares upon completion of a forward split of the Company’s common stock; and (iii) 100,000 shares upon approval of the proposed Form SB-2.  As of June 30, 2004, each of the milestones described above have been satisfied, and as a result, the Company accrued $144,375 as the estimated value of the 350,000 shares of common stock to be issued under the aforementioned Hanover agreements.  The amount is included under common stock issuable as of June 30, 2004.  Such shares were issued in August 2004.

On August 16, 2004, the Company entered into a letter of intent for an underwriting agreement with Spencer Edwards (“SE”).  Under such agreement, the Company is to pay SE a commission of 10% on all sales of units in a pending private offering.