Form 10QSB
period 2004-09-30
CENTERGISTIC SOLUTIONS INC
filed 2004-11-12
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

-OR-

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-111378

CENTERGISTIC SOLUTIONS, INC.

(Name of small business issuer as specified in its charter)

CALIFORNIA	95-2873122
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

2045 West Orangewood Avenue, Orange, California 92868-1944
(Address of principal executive offices)

(714) 935-9000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months ( or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of October 31, 2004, there were 10,699,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format.  Yes ☐     No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet at September 30, 2004 (Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows For the Three Months Ended September 30, 2004 and 2003 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

September 30, 2004
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$61,524
Trade receivables, less allowance for doubtful accounts of $54,148	535,534
Inventories	201,606
Prepaid expenses	89,371
Miscellaneous receivables	22,817

Total current assets	910,852

Property, equipment, and leasehold improvements, net of accumulated depreciation of $629,933	149,832

Capitalized software development costs, net of accumulated amortization of $1,683,218	169,933

Other assets
Deferred offering costs	506,644
Other	36,693

Total other assets	543,337

$1,773,954

See accompanying notes to condensed consolidated financial statements.

September 30, 2004
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$42,549
Accounts payable	391,447
Accrued expenses	94,941
Deferred income	146,111

Total liabilities, all current	675,048

Commitments and contingencies (Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized; 10,699,312 shares issued and outstanding	3,058,510
Additional paid-in capital	284,892
Accumulated deficit	(2,210,563)
Unearned stock compensation	(19,243)
Common stock to be redeemed	(12,574)
1,101,022
Less notes receivable	(2,116)

Total stockholders’ equity (deficit)	1,098,906

Total liabilities and stockholders’ equity (deficit)	$1,773,954

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
Revenues:
Software and service revenues	$725,008	$653,852
Professional services	16,560	53,160
Hardware sales	77,783	281,234

Total revenues	819,351	988,246

Cost of revenues:
Software and service costs	104,808	132,526
Professional services	4,780	43,598
Hardware costs	72,672	187,848

Total cost of revenues	182,260	363,972

Gross profit	637,091	624,274

Operating expenses:
Selling and marketing	182,326	194,694
Research and development	104,643	102,089
General and administrative	465,692	404,742

Total operating expenses	752,661	701,525

Operating loss	(115,570)	(77,251)

Other expense	(2,158)	(5,815)

Interest expense	(737)	(97,708)

Loss before income taxes	(118,465)	(180,774)

Income tax provision	—	—

Net loss	(118,465)	(180,774)

Other comprehensive income, net of tax	—	3,834

Comprehensive loss	$(118,465)	$(176,940)

Basis and diluted net loss per share	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding	10,128,315	9,221,416

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(118,465)	$(180,774)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	66,126	59,154
Provision for doubtful accounts	(6,052)	(9,143)
Stock compensation	1,863	1,863
Non-cash interest expense	—	89,851
Loss on sale of securities available for sale	—	2,657
Increase (decrease) from changes in assets and liabilities:
Trade receivables	134,637	(204,678)
Inventories	(22,979)	1,597
Prepaid expenses	(12,853)	(48,697)
Miscellaneous receivables	1,342	600
Other assets	—	(23,946)
Accounts payable	(22,391)	82,096
Accrued expenses	(43,456)	4,226
Deferred income	(11,271)	83,927

Net cash used by operating activities	(33,499)	(141,267)

Cash flows from investing activities
Proceeds from sale of securities	—	4,798
Purchase of equipment	(8,713)	(7,490)

Net cash used by investing activities	(8,713)	(2,692)

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	(38,773)	(71,676)
Principal payments on term loan and notes payable	—	(60,000)
Borrowings on short-term debt	—	460,000
Repurchase of common stock	(8,061)	—
Payments received on note receivable	724	682

Net cash (used) provided by financing activities	(46,110)	329,006

Net (decrease) increase in cash and cash equivalents	(88,322)	185,047

Cash and cash equivalents, beginning of period	149,846	32,012

Cash and cash equivalents, end of period	$61,524	$217,059

Supplemental Disclosures of Cash Flow Information:

Cash payments for:

Interest	$8,862	$4,283

Income tax payments	$—	$797

See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the three months ended September 30, 2003, in conjunction with the private debt offering discussed in Note 7, a vendor converted $30,000 of accounts payable owed to a convertible promissory note.

During the three months ended September 30, 2003, the Company issued warrants to purchase common stock as part of a private placement of debt.  The estimated fair value of the warrants was $12,533.  In connection with the private placement, the Company reclassified $53,616 of deferred offering costs to debt discount as these costs were previously incurred for a pending financing transaction.  The cost of the debt discount is being accreted as non-cash interest expense over the term of the notes payable.

During the three months ended September 30, 2003, the Company agreed to purchase its common stock from a shareholder (Note 4).  The Company issued a note payable for $44,220 and recorded common stock to be redeemed as an offset to stockholders’ equity (deficit).  During that period, the Company paid down the note payable and redeemed a total of $15,787 of common stock.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Information with Respect to the Three Months Ended

September 30, 2004 and 2003 is Unaudited)

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

The Company also manufacturers and distributes software that enables automatic call distribution management system users to obtain sophisticated reporting and communications tools to help manage their work force, forecast staffing requirements, and schedule their agents.

Substantially all of the remaining operations are conducted by the Company’s Mexican subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (formerly known as AAC de Latin America).  The Mexican operations distribute products of its parent, as well as other telecommunications products from third parties.

LYA, Inc., a wholly owned subsidiary, is a consulting business for call centers and the telecommunications industry.  The operations of this entity were merged into that of the parent company during fiscal year 2005, and management stopped viewing it as an operating segment.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and for the three month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

2.             Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2004 and for the three months ended September 30, 2004 and 2003 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”).  All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the three months ended September 30, 2004, the Company incurred a net loss of $118,465 and an operating loss of $115,570, which includes depreciation and amortization of $66,126, and, as of September 30, 2004, the Company had working capital of $235,804.  The Company demonstrated improved margins during the three months ended September 30, 2004, as the margin percentage increased to 78% from 63% in the prior period.  This was achieved on a 17% decrease in revenue, of $168,895.  The Company has improved margins through increased sales of software and services and reduced hardware sales.  The Company anticipates revenue growth through an improved economy, targeted sales and marketing efforts, addition of strategically placed sales personnel, and expects the increased software sales trend to continue this fiscal year and produce operating profits throughout the next fiscal year.

Additionally, the Company has signed a letter of intent with an underwriter for the purpose of a private placement debt/equity conversion offering of $3,000,000 commencing in December 2004.  While there is no assurance such an offering will be successful, the Company has seen interest in the offering in the marketplace and anticipates the proceeds will be raised.  However, the Company has created several different cost cutting measures and will reduce expenses as necessary should the offering not be successful and operating conditions necessitate such actions.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003.  SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements.  As of and for the three months ended September 30, 2004, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions — Mexico. For the three months ended September 30, 2003, the Company also viewed LYA as a segment.

2.             Summary of Significant Accounting Policies (continued)

The following represents the total assets by segment:

September 30, 2004

Centergistic Solutions	$4,372,186
Centergistic Solutions – Mexico	555,756
4,927,942
Eliminations	(3,153,988)
Total consolidated assets	$1,773,954

The following represents the revenues, gross profit and net income (loss) by segment:

	Three Months Ended September 30,
	2004	2003

Centergistic Solutions

Revenues	$566,060	$683,612
Gross profit	$488,609	$492,761
Net income (loss)	$(134,887)	$(171,790)

Centergistic Solutions - Mexico

Revenues	$253,291	$251,474
Gross profit	$148,482	$121,951
Net income (loss)	$16,422	$(14,065)

	Three Months Ended September 30,
	2004	2003
LYA

Revenues	$—	$53,160
Gross profit	$—	$9,562
Net income (loss)	$—	$5,081

2.             Summary of Significant Accounting Policies (continued)

Net Loss Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” the Company is required to disclose basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share is similar to basic earnings (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000.  At September 30, 2004, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base.  As of September 30, 2004, the Company’s largest customer accounted for 11% of total trade receivables.  For each of the three months ended September 30, 2004 and 2003, the Company’s largest customer accounted for 24% and 25% of total Company net revenues, respectively.  There were no other customers that exceeded 10% of such amounts as of each respective period-end.

As of September 30, 2004, customers of the Company’s Mexican subsidiary accounted for 49% of total trade receivables, respectively.  For each of the three months ended September 30, 2004 and 2003 sales to customers of the Company’s Mexican subsidiary account for 31% and 25%, respectively, of total Company net revenues.

2.             Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors.  As of September 30, 2004, the Company capitalized a net amount of $506,644 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. During the year ended June 30, 2004, the Company completed a debt offering (Note 7).  As part of this transaction, the Company reclassified $53,615 from deferred offering costs to a contra-liability account.  Such amount represented that portion of the balance that related directly to the costs of issuing the notes payable discussed in Note 7.  The remaining capitalized deferred offering costs relate to a pending equity transaction.  There can be no assurance that the Company will receive funding from private investors.  If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

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

2.             Summary of Significant Accounting Policies (continued)

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $61,980 through September 30, 2004 for stock option grants, of which $1,863 was recognized during the three-month periods ended September 30, 2004 and 2003.  Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Three Months Ended September 30,
	2004	2003
Net loss, as reported	$(118,465)	$(180,774)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	1,863	1,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(9,811)	(15,922)

Pro forma net loss	$(126,413)	$(194,833)

Pro forma net loss per share	$(0.01)	$(0.02)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 2.75% and 3.99% for the three month periods ended September 30, 2004 and 2003, respectively, and expected lives of ten years for all grants.

2.             Summary of Significant Accounting Policies (continued)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years.  Actual future sales and remaining economic life of the product could differ significantly from these estimates.  Amortization of software costs for the three months ended September 30, 2004 and 2003 was $24,000 and $31,000, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of September 30, 2004 and the related estimated lives:

	Date Technological Feasibility Established	Estimated Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of September 30, 2004:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151

Accumulated amortization	(1,683,218)
$169,933

4.             Notes Payable – Related Parties

On December 31, 2002, the Company entered into two notes payable to two of its officers for an aggregate $24,975.  Such notes bear interest at 6% and the principal and interest are due and payable on demand.  These notes are secured by all of the assets of the Company.

4.             Notes Payable – Related Parties (continued)

In April 2004, the Company entered into a note payable with an employee of the Company for $5,000.  The note bears interest at 6% and the principal and interest are due on demand.  The note is secured by all of the assets of the Company.

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount.  The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after September 30, 2003.  As each payment is made, the Company cancels and retires 8,728 shares.  Payment of the note is secured by substantially all of the Company’s assets.  The balance of the note at September 30, 2004 is $12,574.

5.                                      Commitments and Contingencies

Consulting Agreement

As of October 1, 2003, the Company entered into an Independent Consulting Agreement (the “Agreement”) with a firm whereby the firm is to assist the Company in the listing of its shares on a stock exchange, the sale of its business or other debt or equity financings.  Pursuant to the Agreement, the Company is obligated to pay a success fee of up to $37,500 in stock upon receipt by the Company of up to $3,000,000 in aggregate financing under the terms of the Agreement.

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products.  Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”  Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.  As of September 30, 2004, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

6.                                      Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock.  Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue.  The options vest at a rate of 25% per year over a four-year period.  At September 30, 2004, 822,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company.  The plan provides for issuance of up to 800,000 shares of its common stock to directors.  Options are granted based on attendance at board meetings.  At September 30, 2004, 531,200 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the three months ended September 30, 2004 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,418,800	$0.54
Expired	(181,600)	(0.44)
Granted	9,600	0.41

Outstanding at end of period	2,246,800	$0.54

Exercisable at end of period	1,388,400	$0.65

Weighted average fair value of options granted during the period		$0.41

6.                                      Stockholders’ Equity (continued)

A summary of stock options outstanding at September 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,034,000	8.14	$0.38	186,800	$0.40
$0.52 to $0.79	1,212,800	3.45	0.69	1,201,600	0.69

	2,246,800		$0.54	1,388,400	$0.65

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005.  All of these warrants were outstanding at September 30, 2004.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005.  Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”).  In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332.  All of these warrants were outstanding as of September 30, 2004.

7.                                      Private Placement of Debt

Subsequent to June 30, 2003 and through September 30, 2003, the Company entered into a total of 16 Note and Warrant Purchase Agreements (the “Agreements”).  Under the Agreements, the lenders agreed to loan the Company an aggregate $490,000 ($30,000 of which was issued upon conversion of accounts payable) in exchange for convertible subordinated promissory notes (the “Notes”).  The Notes, excluding all accrued interest, were convertible into shares of common stock of the Company.  The principal amount of the Notes were converted at a price of $0.3975 per share effective June 15, 2004.  Interest accrued at a rate of 6% per annum and was paid in full in September 2004.  The notes contained a beneficial conversion feature, the value of which was determined to be $8,618.  Such was recorded as a component of the debt discount and was accreted as non-cash interest expense over the term of the Notes.

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

In connection with the above-described transactions, the Company paid, as a financial consulting fee, $20,750 in cash and issued warrants, exercisable at a price of $0.466 per share to purchase 44,512 shares of common stock.  The Company estimated the value of the warrants at $3,915 which was recorded as a debt discount.  The financial consulting fee and warrants were accreted as non-cash interest expense over the term of the Notes.

7.                                      Private Placement of Debt (continued)

Upon issuance of the Notes, the Company reclassified $53,615 of related costs from deferred offering costs to a contra-liability account.  Such was accreted as non-cash interest expense over the term of the Notes.

Upon conversion of the Notes, the remaining discount recorded was fully amortized as non-cash interest expense.

Pursuant to the Anti-dilution Provision of the Fiscal 2001 Warrants discussed in Note 6, such warrants were repriced to $0.4375 upon issuance of the Notes Warrants.  As such, the Fiscal 2001 Warrants were revalued in accordance with SFAS No. 123, resulting in additional expense of $82,609.  Such amount was recorded as effective interest expense.

On July 1, 2003, the Company also entered into two consulting agreements with Hanover Capital Corp. (“Hanover”) pursuant to which the Company agreed to pay to Hanover a monthly retainer of $5,000 for a period of 12 months, but cancelable by either party at any time with ten days written notice prior to the end of each monthly period.  The Company also issued shares of common stock to Hanover as follows: (i) 200,000 shares upon filing of the Company’s proposed registration statement or Form SB-2; (ii) 50,000 shares upon completion of a forward split of the Company’s common stock; and (iii) 100,000 shares upon approval of the Form SB-2.  These shares were issued in August 2004.

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

Our company operates through its domestic headquarters and our wholly-owned Mexican subsidiary located in Mexico City, Mexico. Our domestic operation sells AgentView, CenterStats, the related hardware necessary to run these applications or display statistics derived from these applications, training and educational services, installation, custom programming and support services. Our Lynch Young & Company Professional Services Group wound up operations in June 2004 and was subsequently merged into the operatons of Centergisitc.

Centergistic Solutions, Inc., Inc. was incorporated in Los Angeles, California on March 13, 1972. Lynch Young Inc. (dba Lynch Young & Company) was incorporated in California on October 16, 1980. Centergistic Solutions, Inc. Latina America S. de R.L. de C.V., a limited liability partnership, was formed in Mexico City, Mexico on May 19, 2000. This partnership was a successor to Centergistic Solutions, Inc. Latina America S.A. de C.V., a Mexican corporation originally formed July 1, 1993.

Our Lynch Young  & Company Professional Services Group operated as a consulting firm selling consulting services to the call/contact center market. We ended our separate operations of Lynch Young & Company in June 2004.  Our Mexican subsidiary acts as a distribution company selling our AgentView and CenterStats products along with other vendor sourced products to a variety of distributors and end-users in Latin and South America. They also sell training and educational services, installation and product support packages.

In 2001, we completed development on our main product, CenterStats. During fiscal year (“FY”) 2002 and 2003, we devoted what little internally generated capital was available (approximately $100,000 in each of these fiscal years) to actively promote, market, and sell CenterStats. The money was spent on a salesperson focusing on selling CenterStats, and various marketing initiatives intended to promote market awareness of CenterStats. However, due to limited resources, we have never conducted a formal product launch and kickoff for CenterStats. In addition, during FY 2002 and 2003, there has been a global economic slowdown, and particularly, a decrease in corporate spending on infrastructure and technology. These factors have had an adverse impact on our ability to market and sell CenterStats, as well as the results of our operations.

We face several significant challenges common in our industry: continued revenue growth; market segment risk; technological changes; and liquidity and capital resources.

We face challenges in growing our revenues because our CenterStats product has not been installed in a large number of clients to date, and has not achieved wide customer acceptance due to limited marketing and sales activities. We are dependent upon the sale of CenterStats to substantially grow our revenues. We have developed a sales and marketing plan to achieve this revenue growth, but need capital necessary to implement the plan.

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

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America.  For the three month periods ended September 30, 2004 and 2003, these customers represented approximately 31% and 25%, respectively, of our total net revenues.

Our revenues in these countries are derived from our subsidiary, Centergistic Solutions, Inc. Latin America S. R. L. de C.V., a limited liability partnership. Its office is located in Mexico City and houses 18 employees. This company acts primarily as a distributor, selling our AgentView and CenterStats products along with others sourced from third party vendors such as PC call accounting, voicemail products, data collection devices, and LED display boards. This company sells its products primarily to companies such as Avaya, Siemens and Alcatel.

On September 30, 2003, we completed a private funding round of convertible promissory notes. The gross proceeds generated from this raise was $490,000, the net cash received was $460,000. The proceeds were used to begin to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the preparation and processing of a registration statement filed with the SEC relating to a selling stockholder offering. We used $100,000 towards the implementation of our sales and marketing strategy. The remaining $360,000 was used as follows: $100,000 for accounting fees and related services, $100,000 for consulting and advisory fees, $65,000 for principal payments of notes payable, $55,000 for legal fees, $20,000 for printing expenses (including EDGARizing expenses) and $20,000 for general working capital.

We intend to raise up to an additional $3,000,000 in a private offering. If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing strategy. We intend to begin the capital raise in December 2004. This capital raise is critical to the implementation of our sales and marketing strategy described in this report.  If the raise is not successful, management has created several cost cutting strategies and will implement them as business conditions necessitate.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of September 30, 2004 and June 30, 2004, our accounts receivable balances were $536,000 and $876,000, respectively, net of our estimated allowances for doubtful accounts of $54,000 and $36,000, respectively.

The accounts receivable balance decreased during the three month period ended September 30, 2004. The Company achieved lower revenue volumes during this period and received collections on several older accounts.  We do expect the accounts receivable balance to grow as we increase our sales of CenterStats.   The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

The accounts receivable turnover at September 30, 2004 has improved to 58 days. We attribute this improvement to lower sales volume and collection of several older invoices.  We do expect the turnover to slow down as we increase sales of CenterStats with larger invoice amounts and longer payment cycle.

Capitalized Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Capitalization of software costs has been minor during the three months ended September 30, 2004.  Amortization of capitalized software costs totaled $24,000 and $31,000 for the three month periods ended September 30, 2004 and 2003, respectively.

Long-Lived Assets

During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of September 30, 2004, no such indicators of impairment were identified by management.

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

Results of Operations for the Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003

We believe there is some improvement in the economy in general and corporate infrastructure technology spending in specific. We saw decreases in revenue in almost all lines of business this past quarter, but expect to see improvement in our revenue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Three Month Period Ended September 30, (In thousands)
	2004	%	2003	%

Centergistic (U.S.)	$566	69.1	$687	69.5
Mexico and Latin America	$253	30.9	$248	25.1
Lynch Young & Company	$—	0.0	$53	5.4
Total	$819	100.0	$988	100.0

Total net revenues decreased by $169,000 or 17% for the three month period ended September 30, 2004 (“PE 2004”) as compared to the three month period ended September 30, 2003 (“PE 2003”). Revenues from U.S. based operations decreased by $121,000 or 18% from the PE 2003. Revenues from Lynch Young & Company also decreased as compared to the prior period as we concluded our operations in this company in June 2004.  Revenues from Mexico increased by $5,000 or 2% during PE 2004.

In the U.S. based operations, direct sales of AgentView decreased $62,000 or 28% compared to PE 2003. The decrease is due to one large ($150,000) purchase during PE 2003. We are starting to see increased sales activity from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

Distribution revenue in the U.S. dropped by $99,000 or 27% from PE 2003.  Revenue from our largest distributor, Dacon, fell by $118,000 or 37% from PE 2003.  We believe we will recover this shortfall as we received a software order for $100,000 from Dacon in October.  We expect business from Dacon to increase during the next nine months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom installed base, and an expected roll out of our CenterStats product to that base as well.

Installation and training revenues decreased by $14,000 or 45% from PE 2003 due to the decreased sales of AgentView and CenterStats. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Mexico and Latin America revenues increased by $5,000 or 2% as compared to PE 2003. The Mexican economy remains relatively sluggish and according to the American Business Chamber of Commerce (the “Chamber”) in Mexico, this trend continued through June 2004.  The Chamber projects that the Mexican economy will begin to improve in the July-December 2004 time frame. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

Lynch Young revenues decreased by $53,000 as compared to PE 2003.  The drop in revenue is related to the winding down of the Department of Water and Power contract.  The revenues from both period ends were substantially derived from the Department of Water and Power contract.  We completed that contract in June 2004. After the completion of the contract, we did not foresee a need to operate Lynch Young as an independent consulting company any longer, and will combine its operations with Centergistic Solutions, Inc. U.S. based operations. This caused an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount was written off at the conclusion of our fiscal year ended June 30, 2004 as the contract concludes. We expect to see a decline in the Lynch Young revenues in this 2005 fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

Cost of Revenues

Cost of revenues decreased to $182,000 or 22% of revenues as compared to $364,000 or 37% of revenues in PE 2003. Costs associated with hardware and third party products sales decreased by nearly $115,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $40,000. As a lesser portion of our revenue over this past three months ended September 30, 2004 was derived from hardware sales, our costs related to hardware sales decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability.

Gross Profit

Gross profit improved to 78% of revenues in PY 2004, or $637,000, as compared to 63%, or 624,000, in PY 2003.  The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software products.  We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $13,000 or 7% as compared to PE 2003. We spent less on commissions due to the decreased sales volume.  Commission expense was lower by $22,000 due to the lower sales volume, and travel expenses were lower by $6,000.  This decrease was offset by increases in advertising ($9,000) and sales salaries ($10,000).  We face the risk of not having the necessary capital ($3,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in December 2004, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

General and administrative expenses increased by $61,000 or 15% as compared to PE 2003. We increased depreciation and amortization by $7,000.  Our telephone expense increased by $4,000 due to a refund received in PE 2003 for prior overcharging.

Salaries increased by $10,000 due to adding some administrative help in Mexico.  Fringe benefits (insurance and payroll related costs) increased by $8,000.  Rent increased by $5,000.  Professional fees also increased by $5,000 due to our public reporting company status.

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

Research and Development

Research and development expenses increased by $2,000 or 2% over the same period as last year primarily due to opening our development center in India in May 2003. The costs for running this office averaged $4,000 a month for the PE 2003 as we ramped up to a staff of five. We saw the monthly cost grow to approximately $5,000 per month during PE 2004.  By the end of our fiscal year in June 2005, we expect these costs to rise to approximately $7,000 per month.

We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

The interest expense during PE 2003 was related to interest on the convertible debt, amortization of the debt issuance costs and beneficial conversion feature, and repricing of certain existing warrants.  This expense will decrease as the warrant repricing was a one-time occurrence, certain debt was converted to common stock, and the debt issuance costs and beneficial conversion feature were fully amortized by June 2004.  We had minimal interest expense during PE 2004, but did incur approximately $3,000 in exchange rate losses from funds in Mexico and the U.K.

Net Income (Loss)

Net loss decreased to $118,000 as compared to $181,000 in PE 2003, a $63,000 or 35% improvement. The improvement was primarily due to a decrease in interest expense offset by lower revenue levels achieved in the quarter.

We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Liquidity and Capital Resources

Prior to fiscal year 2003, we were primarily financed through cash flow from operations, sale of company assets, and to a lesser extent, limited bank financing. During PE 2003, we received approximately $25,000 in loans from officers and gross proceeds of $490,000 through a private offering of convertible subordinated debt. We used the proceeds from the convertible debt to primarily fund the legal, accounting, and promotion fees associated with our attempted capital raise, and spent $100,000 to fund sales and marketing programs.

Net cash used in operating activities was $33,000 and $141,000 in PE 2004 and 2003, respectively. The net cash used for operations in PE 2004 was comprised primarily of depreciation and amortization of $66,000, and a net increase in assets and liabilities of $24,000.  The net cash used for operations in PE 2003 was comprised primarily of non-cash interest expenses of $90,000, depreciation and amortization of $59,000, and a net decrease in assets and liabilities of  $123,000.

Net cash from investing activities used $9,000 in PE 2004 as compared to a use of $3,000 in PE 2003. The cash used in both period ends were primarily due to purchase of fixed assets.

Net cash used from financing activities was $46,000 in PE 2004 as compared to generating $329,000 in PE 2003.  The PE 2004 use was primarily due to additions to deferred offering costs of $39,000.  The PE 2003 amount came from a net $460,000 in borrowings (which were subsequently converted to equity) partially offset by a paydown of $60,000 in debt and deferred offering costs of $72,000.

We had working capital of $236,000 at September 30, 2004.

In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of September 30, 2004, the balance of these loans is $24,975.

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

As of September 30, 2004, including the results of operations for the three months then ended, our working capital decreased to $236,000. We believe that we will be able to convert this working capital into the cash necessary to continue operations for the balance of fiscal year 2004.

We intend to raise up to an additional $3,000,000 in a private offering tentatively commencing in December 2004.  We intend to begin the capital raise approximately 30 days after our stock commences trading on the OTC Bulletin Board.  If this raise is successful, as to which there is no assurance, we intend to use the proceeds to add sales management and staff, conduct a marketing launch of CenterStats, form strategic partnerships with consulting organizations such as Accenture, EDS, IBM Global Services and Perot Systems, and heavily advertise and promote our products and services during our next two fiscal years. As of the date of this filing, we have not entered into any agreement or had any material discussions with any such consulting organizations regarding the formation of a strategic partnership.

We face the risk that we will not be able to raise the necessary capital to fully fund our sales and marketing plan. If we are not successful on our $3,000,000 capital raise, we will have to scale back our plans for the future. This will impact our future revenue growth and profitability.

If the capital raise is not successful, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow. We will also scale back our future product launch and marketing of CenterStats to the level that they will be funded by operational cash flow.  We will also implement, necessitated on business conditions, several cost cutting strategies identified by management.

We have entered into consulting agreements with Hanover Capital and The Bosphorous Group. These consultants were hired to act as financial advisors. Hanover received 350,000 shares of our common stock for achieving certain milestones. The Bosphorous Group agreement calls payment of a success fee upon completion of certain financing transactions.

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

We incurred a net loss of $118,000 during the three months ended September 30, 2004, and as of such date our accumulated deficit was $2,210,000.  We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the three month periods ended September 30, 2004 and 2003 were $819,000 and $988,000, respectively.

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

We need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute our investor’s, ownership in us.

We believe that the proceeds of our anticipated private placement offering, together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report.  Thereafter, we may need to raise additional funds.

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

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years.  For the three month periods ended September 30, 2004 and 2003, Dacon accounted for 24% and 32%, respectively, of net revenues, and 11% of total trade receivables as of September 30, 2004. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America.  For the three month periods ended September 30, 2004 and 2003, these customers represented approximately 31% and 25%, respectively, of our total net revenues.

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

As of September 30, 2004 our officers and directors beneficially owned a total of 11,619,408 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after September 30, 2004), or approximately 70% of our outstanding common stock.  You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,699,312 shares of common stock outstanding on September 30, 2004. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 7,373,328 shares underlying options, and warrants outstanding on September 30, 2004 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement,  under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure you that a market will develop or what the market price of our common stock will be.

Although our common stock has not yet begun trading in the over-the-counter market on the OTC Electronic Bulletin Board, we expect, but can give no assurance, that trading will commence by the end of December 2004. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the last day covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Operating Officer who is also the Company’s Chief Financial Officer, of the effectiveness of the design, and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Operating Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act filings.

There has not been any change in the Company’s internal controls over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERGISTIC SOLUTIONS, INC.

Date: November 10, 2004	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
President

Date: November 10, 2004	/s/ David M. Cunningham
David M. Cunningham,
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of CEO – Rule 13a – 14(a) or 15d – 14(a)*

31.2	Certification of CFO – Rule 13a – 14(a) or 15d – 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith

+	Furnished herewith