Form 10QSB
period 2004-12-31
CENTERGISTIC SOLUTIONS INC
filed 2005-02-14
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☒  No ☐

As of January 31, 2005, there were 10,699,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format.  Yes ☐       No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet at December 31, 2004 (Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Six and Three Months Ended December 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2004 and 2003 (Unaudited)

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

December 31, 2004
(Unaudited)
ASSETS

Current
Cash and cash equivalents	$68,249
Trade receivables, less allowance for doubtful accounts of $55,890	823,194
Inventories	200,425
Prepaid expenses	88,898
Miscellaneous receivables	29,118

Total current assets	1,209,884

Property, equipment, and lease hold improvements, net of accumulated depreciation of $642,783	138,405

Capitalized software development costs, net of accumulated amortization of $1,700,134	153,017

Other assets
Deferred offering costs	549,334
Other	36,693

Total other assets	586,027

$2,087,333

See accompanying notes to condensed consolidated financial statements.

December 31, 2004
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$45,247
Line of credit	150,000
Accounts payable	461,283
Accrued expenses	155,689
Deferred income	240,703

Total liabilities, all current	1,052,922

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized; 10,699,312 shares issued and outstanding	3,058,510
Additional paid-in capital	284,892
Accumulated deficit	(2,277,657)
Unearned stock compensation	(17,380)
Common stock to be redeemed	(12,574)
1,035,791
Less notes receivable	(1,380)

Total stockholders’ equity (deficit)	1,034,411

Total liabilities and stockholders’ equity (deficit)	$2,087,333

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$849,366	$822,329	$1,574,374	$1,476,181
Professional services	—	41,240	16,560	94,400
Hardware sales	117,223	262,359	195,006	543,593

Total revenues	966,589	1,125,928	1,785,940	2,114,174

Cost of revenues:
Software and service costs	185,197	140,386	290,005	272,912
Professional services	—	38,212	4,780	81,810
Hardware costs	91,237	207,319	163,909	395,167

Total cost of revenues	276,434	385,917	458,694	749,889

Gross profit	690,155	740,011	1,327,246	1,364,285

Operating expenses:
Selling and marketing	181,593	208,280	363,919	402,974
Research and development	101,008	119,368	205,651	221,457
General and administrative	467,251	427,857	932,943	832,599

Total operating expenses	749,852	755,505	1,502,513	1,457,030

Operating loss	(59,697)	(15,494)	(175,267)	(92,745)

Other expense	(2,524)	1,706	(4,682)	(4,109)

Interest expense	(1,673)	(31,452)	(2,410)	(129,160)

Loss before income taxes	(63,894)	(45,240)	(182,359)	(226,014)

Income tax provision	(3,200)	(3,200)	(3,200)	(3,200)

Net loss	(67,094)	(48,440)	(185,559)	(229,214)

Other comprehensive income, net of tax	—	—	—	3,834

Comprehensive loss	$(67,094)	$(48,440)	$(185,559)	$(225,380)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding	10,619,312	9,221,461	10,413,813	9,214,768

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(185,559)	$(229,214)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	95,892	112,687
Provision for doubtful accounts	(4,310)	20,014
Stock compensation	3,726	82,609
Non-cash interest expense	—	35,564
Loss on sale of securities available for sale	—	2,657
Increase (decrease) from changes in assets and liabilities:
Trade receivables	(154,765)	(127,659)
Inventories	(21,798)	(1,403)
Prepaid expenses	(12,380)	(1,500)
Miscellaneous receivables	(4,959)	(56,494)
Other assets	—	(1,126)
Patent cost	—	(5,269)
Accounts payable	47,445	127,372
Accrued expenses	17,292	56,369
Deferred income	83,321	34,365

Net cash (used) provided by operating activities	(136,095)	48,972

Cash flows from investing activities
Proceeds from sale of securities	—	4,798
Additions to capitalized software development costs	—	(11,065)
Purchase of equipment	(10,136)	(16,032)

Net cash used by investing activities	(10,136)	(22,299)

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended December 31,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	(81,463)	(151,002)
Principal payments on term loan and notes payable	-	(60,000)
Borrowings on short-term debt	150,000	460,000
Repurchase of common stock	(5,363)	(7,730)
Payments received on note receivable	1,460	1,375

Net cash provided by financing activities	64,634	242,643

Net (decrease increase in cash and cash equivalents)	(81,597)	269,316

Cash and cash equivalents, beginning of period	149,846	32,012

Cash and cash equivalents, end of period	$68,249	$301,328

Supplemental Disclosures of Cash Flow Information:

Cash payments for:

Interest	$10,085	$4,277

Income tax payments	$3,200	$3,997

See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the six months ended December 31, 2003, in conjunction with the private debt offering discussed in Note 7, a vendor converted $30,000 of accounts payable owed to a convertible promissory note.

During the six months ended December 31, 2003, the Company issued warrants to purchase common stock as part of a private placement of debt.  The estimated fair value of the warrants was $12,533.  In connection with the private placement, the Company reclassified $53,616 of deferred offering costs to debt discount as these costs were previously incurred for a pending financing transaction.  The cost of the debt discount is being accreted as non-cash interest expense over the term of the notes payable.

During the six months ended December 31, 2003, the Company agreed to purchase its common stock from a shareholder (Note 4).  The Company issued a note payable for $44,200 and recorded common stock to be redeemed as an offset to stockholders’ equity (deficit).  During that period, the Company paid down the note payable and redeemed a total of $15,787 of common stock.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Information with Respect to the Three and Six Months Ended
December 31, 2004 and 2003 is Unaudited)

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

Affinitec Corporation, a wholly owned subsidiary, manufacturers and distributes software that enables automatic call distribution management system users to obtain sophisticated reporting and communications tools to help manage their work force, forecast staffing requirements, and schedule their agents.

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

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2004 and for the three and six month periods ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.  These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of December 31, 2004 and for the three and six months ended December 31, 2004 and 2003 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”).  All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the six months ended December 31, 2004, the Company incurred a net loss of $185,559 and an operating loss of $175,267, which includes depreciation and amortization of $95,892, and, as of December 31, 2004, the Company had working capital of $156,962.  The Company demonstrated improved margins during the six months ended December 31, 2004, as the margin percentage increased to 74% from 65% in the prior period.  This was achieved on a 16% decrease in revenue of $328,234.  The Company has improved margins through increased sales of software and services and reduced hardware sales.  The Company anticipates revenue growth through an improved economy, increased sales of new software products to our European distributor, targeted sales and marketing efforts, addition of strategically placed sales personnel.  The Company expects the increased software sales trend to continue this fiscal year and produce operating profits throughout the next fiscal year.

Additionally, the Company has signed a letter of intent with an underwriter for the purpose of a private placement debt/equity offering of $3,000,000 commencing in March 2005.  While there is no assurance such an offering will be successful, the Company has seen interest in the offering in the marketplace and anticipates the proceeds will be raised.  However, the Company has created several different cost cutting measures and will reduce expenses as necessary should the offering not be successful and operating conditions necessitate such actions.

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party.  The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company.   The Company believes this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year.  As of December 31, 2004, outstanding borrowings under the line of credit totaled $150,000 and such amounts bore interest at an annual rate of 10% per annum.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003.  SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements.  As of and for the six months ended December 31, 2004, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions — Mexico. For the six months ended December 31, 2003, the Company also viewed LYA as a segment.

The following represents the total assets by segment:

December 31, 2004
Centergistic Solutions	$4,575,234
Centergistic Solutions – Mexico	663,513
5,238,747
Eliminations	(3,151,414)
Total consolidated assets	$2,087,333

The following represents the revenues, gross profit and net income (loss) by segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Centergistic Solutions

Revenues	$564,914	$803,366	$1,130,974	$1,486,978
Gross profit	$478,456	$599,102	$967,065	$1,091,863
Net income (loss)	$(121,567)	$(48,991)	$(256,454)	$(220,781)

Centergistic Solutions - Mexico

Revenues	$401,675	$281,322	$654,966	$532,796
Gross profit	$211,699	$137,881	$360,181	$259,832
Net income (loss)	$54,473	$(3,623)	$70,895	$(17,688)

LYA

Revenues	$—	$41,240	$—	$94,400
Gross profit	$—	$3,028	$—	$12,590
Net income (loss)	$—	$4,174	$—	$9,255

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000.  At December 31, 2004, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base.  As of December 31, 2004, the Company’s largest customer accounted for 8% of total trade receivables.  For each of the six months ended December 31, 2004 and 2003, the Company’s largest customer accounted for 21% and 26% of total Company net revenues, respectively.  There were no other customers that exceeded 10% of such amounts as of each respective period-end.

As of December 31, 2004, customers of the Company’s Mexican subsidiary accounted for 38% of total trade receivables, respectively.  For each of the six months ended December 31, 2004 and 2003 sales to customers of the Company’s Mexican subsidiary account for 37% and 25%, respectively, of total Company net revenues.

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors.  As of December 31, 2004, the Company capitalized a net amount of $549,334 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. During the year ended June 30, 2004, the Company completed a debt offering (Note 7).  As part of this transaction, the Company reclassified $53,615 from deferred offering costs to a contra-liability account.  Such amount represented that portion of the balance that related directly to the costs of issuing the notes payable discussed in Note 7.  The remaining capitalized deferred offering costs relate to a pending equity transaction.  There can be no assurance that the Company will receive funding from private investors.  If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $67,753 through December 31, 2004 for stock option grants, of which $3,726 was recognized during the six-month periods ended December 31, 2004 and 2003.  Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Six Months Ended December 31,
	2004	2003
Net loss, as reported	$(185,559)	$(229,214)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	3,726	3,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(17,834)	(31,831)

Pro forma net loss	$(199,667)	$(257,319)

Pro forma net loss per share	$(0.02)	$(0.02)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 3.25% and 2.00% for the six month periods ended December 31, 2004 and 2003, respectively, and expected lives of ten years for all grants.

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years.  Actual future sales and remaining economic life of the product could differ significantly from these estimates.  Amortization of software costs for the six months ended December 31, 2004 and 2003 was $40,916 and $62,065, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of December 31, 2004 and the related estimated lives:

	Date Technological Feasibility Established	Estimated Life
CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of December 31, 2004:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151

Accumulated amortization	(1,700,134)
$153,017

4.                                      Line of Credit and Notes Payable — Related Parties

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party.  The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum.

Advances and unpaid interest on the line are due on July 1, 2005.  Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company.  The balance of the line at December 31, 2004 is $150,000.

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount.  The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after December 31, 2003.  As each payment is made, the Company cancels and retires 8,728 shares.  Payment of the note is secured by substantially all of the Company’s assets.  The balance of the note at December 31, 2004 is $15,272.

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

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products.  Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”  Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.  As of December 31, 2004, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

6.                                      Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock.  Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue.  The options vest at a rate of 25% per year over a four-year period.  At December 31, 2004, 320,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company.  The plan provides for issuance of up to 800,000 shares of its common stock to directors.  Options are granted based on attendance at board meetings.  At December 31, 2004, 524,800 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the six months ended December 31, 2004 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Outstanding at beginningof period	2,418,800	$.54
Expired	(181,600)	(.44)
Granted	518,000.41
Outstanding at end of period	2,755,200	$.52

Exercisable at end of period	1,472,000	$.64

Weighted average fair value of options granted during the period		$.42

A summary of stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 to $0.47	1,542,400	8.52	$.39	261,600	$.40
$0.52 to $0.79	1,212,800	3.20	.69	1,210,400.69

	2,755,200		$.52	1,472,000	$.64

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005.  All of these warrants were outstanding at December 31, 2004.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005.  Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”).  In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332.  All of these warrants were outstanding as of December 31, 2004.

7.                                      Private Placement of Debt

Subsequent to June 30, 2003 and through December 31, 2003, the Company entered into a total of 16 Note and Warrant Purchase Agreements (the “Agreements”).  Under the Agreements, the lenders agreed to loan the Company an aggregate $490,000 ($30,000 of which was issued upon conversion of accounts payable) in exchange for convertible subordinated promissory notes (the “Notes”).  The Notes, excluding all accrued interest, were convertible into shares of common stock of the Company.  The principal amount of the Notes were converted at a price of $0.3975 per share effective June 15, 2004.  Interest accrued at a rate of 6% per annum and was paid in full in September 2004.  The notes contained a beneficial conversion feature, the value of which was determined to be $8,618.  Such was recorded as a component of the debt discount and was accreted as non-cash interest expense over the term of the Notes.

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

Pursuant to the Anti-dilution Provision of the Fiscal 2001 Warrants discussed in Note 6, such warrants were repriced to $0.4375 upon issuance of the Notes Warrants.  As such, the Fiscal 2001 Warrants were revalued in accordance with SFAS No. 123, resulting in additional expense of $82,609.  Such amount was recorded as effective interest expense .

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

Our company operates through its domestic headquarters and our wholly-owned Mexican subsidiary located in Mexico City, Mexico. Our domestic operation sells AgentView, CenterStats, and the related hardware necessary to run these applications or display statistics derived from these applications, training and educational services, installation, custom programming and support services.  Our Lynch Young & Company Professional Services Group wound up operations in June 2004 and was subsequently merged into the operations of Centergistic.

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

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America.  For the six month periods ended December 31, 2004 and 2003, these customers represented approximately 37% and 25%, respectively, of our total net revenues.

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

On November 30, 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party.  The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company.  Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company.  We believe that this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

We intend to raise up to an additional $3,000,000 in a private offering. If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing strategy. We intend to begin the capital raise in March 2005. This capital raise is critical to the implementation of our sales and marketing strategy described in this report.  If the raise is not successful, management has created several cost cutting strategies and will implement them as business conditions necessitate.

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

We derive revenues from licensing our software products, selling computer and display hardware, and providing customer support, training, installation, and consulting services. Software license fees for site licenses and master license agreements are recognized as revenue upon delivery of the software, and when remaining obligations are not significant. Sales to distributors are recognized upon delivery as our distributors generally have customer orders in hand before ordering from us. Should orders be cancelled, our distributors are subject to restocking charges of 10%-25% except for custom orders which are non-cancelable.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2004 and June 30, 2004, our accounts receivable balances were $823,000 and $876,000, respectively, net of our estimated allowances for doubtful accounts of $56,000 and $36,000, respectively.

The accounts receivable balance decreased during the six month period ended December 31, 2004. The Company achieved lower revenue volumes during this period and received collections on several older accounts.  We do expect the accounts receivable balance to grow as we increase our sales of CenterStats.   The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

The accounts receivable turnover at December 31, 2004 has improved to 58 days. We attribute this improvement to lower sales volume and collection of several older invoices.  We do expect the turnover to slow down as we increase sales of CenterStats with larger invoice amounts and longer payment cycle.

Capitalized Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Amortization of capitalized software costs totaled $41,000 and $62,000 for the six month periods ended December 31, 2004 and 2003, respectively.

Long-Lived Assets

During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of December 31, 2004, no such indicators of impairment were identified by management.

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

Results of Operations for the Six Months Ended December 31, 2004 as Compared to the Six Months Ended December 31, 2003

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

Revenues

	Six Month Period Ended December 31,
	(In thousands)
	2004	%	2003	%
Centergistic (U.S.)	$1,131	63.3	$1,487	70.3
Mexico and Latin America	$655	36.7	$533	25.2
Lynch Young & Company	$—	0.0	$94	4.5
Total	$1,786	100.0	$2,114	100.0

Total net revenues decreased by $328,000 or 16% for the six month period ended December 31, 2004 (“PE 2004”) as compared to the six month period ended December 31, 2003 (“PE 2003”). Revenues from U.S. based operations decreased by $356,000 or 24% from the PE 2003. Revenues from Lynch Young & Company also decreased as compared to the prior period as we concluded our operations in this company in June 2004.  Revenues from Mexico increased by $122,000 or 23% during PE 2004.

In the U.S. based operations, direct sales of AgentView decreased $226,000 or 44% compared to PE 2003. The majority of the decrease is due to one large ($150,000) purchase during PE 2003. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

Distribution revenue in the U.S. dropped by $134,000 or 19% from PE 2003.  Revenue from our largest distributor, Dacon, fell by $175,000 or 32% from PE 2003.  We believe we will recover this shortfall as we expect to receive our first software order for CenterStats sold to British Telecom in the quarter ending March 31, 2005.  We expect business from Dacon to increase during the next six months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well.

Installation and training revenues increased by $6,000 or 10% from PE 2003. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Mexico and Latin America revenues increased by $122,000 or 23% as compared to PE 2003. The Mexican economy has stabilized and we except this trend to continue through the remainder of the fiscal year.  We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

Lynch Young revenues decreased by $94,000 as compared to PE 2003.  The drop in revenue is related to the completion of the Department of Water and Power contract during the fiscal year ended June 30, 2004.  The revenues from PE 2003 were substantially derived from the Department of Water and Power contract.  We completed that contract in June 2004. After the completion of the contract, we did not foresee a need to operate Lynch Young as an independent consulting company any longer, and have combined its operations with Centergistic Solutions, Inc. U.S. based operations. This caused an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount was written off at the conclusion of our fiscal year ended June 30, 2004 as the contract concluded. We expect to see a decline in the Lynch Young revenues in this 2005 fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

Cost of Revenues

Cost of revenues decreased to $459,000 or 26% of revenues as compared to $750,000 or 36% of revenues in PE 2003. Costs associated with hardware and third party products sales decreased by nearly $231,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $77,000. As a lesser portion of our revenue over this past six months ended December 31, 2004 was derived from hardware sales, our costs related to hardware sales decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability.  We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 74% of revenues in PE 2004, or $1,327,000, as compared to 64%, or $1,364,000, in PE 2003.  The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software products.  We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $39,000 or 10% as compared to PE 2003. We spent less on commissions due to the decreased sales volume.  Commission expense was lower by $47,000 due to the lower sales volume, trade show expenses were lower by $16,000, and travel expenses were lower by $8,000.  This decrease was offset by increases in advertising ($19,000) and sales salaries ($15,000).  We face the risk of not having the necessary capital ($3,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in March 2005, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

General and administrative expenses increased by $100,000 or 12% as compared to PE 2003. Our telephone expense increased by $6,000 due to a refund received in PE 2003 for prior overcharging.  Salaries increased by $60,000 due to adding an operations management position and some administrative help in Mexico.  Fringe benefits (insurance and payroll related costs) increased by $11,000.  Rent increased by $6,000.  Professional fees also increased by $16,000 due to our public reporting company status.

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

Research and Development

Research and development expenses decreased by $15,000 or 7% over the same period as last year primarily due to decreased use of an outside consultant ($9,000) and decreased travel to India this fiscal year ($6,000) as the office was set up last year.  The costs for running this office averaged $4,000 a month for the PE 2003 as we ramped up to a staff of five. We saw the monthly cost grow to approximately $5,000 per month during PE 2004.  By the end of our fiscal year in June 2005, we expect these costs to rise to approximately $7,000 per month.

We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

The interest expense during PE 2003 was related to interest on the convertible debt, amortization of the debt issuance costs and beneficial conversion feature, and repricing of certain existing warrants.  This expense will decrease as the warrant repricing was a one-time occurrence, certain debt was converted to common stock, and the debt issuance costs and beneficial conversion feature were fully amortized by June 2004.  We had minimal interest expense during PE 2004, but did incur approximately $7,000 in exchange rate losses from funds in Mexico and the U.K.   In November 2004, we entered into a new credit facility with a related party, and accordingly, we expect interest expense to increase in future quarters.

Net Income (Loss)

Net loss decreased to $186,000 as compared to $225,000 in PE 2003, a $39,000 or 18% improvement. The improvement was primarily due to a decrease in interest expense offset by lower revenue levels achieved in the quarter.

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

Net cash used in operating activities was $136,000 in PE 2004 and net cash of $49.000 was provided in PE 2003. The net cash used for operations in PE 2004 was comprised primarily of loss from operations of $186,000 offset by depreciation and amortization of $96,000, and a net decrease from changes in assets and liabilities of $46,000.  The net cash provided from operations in PE 2003 was comprised primarily of the loss from operations of $229,000 offset by non-cash interest expenses of $35,000, depreciation and amortization of $113,000, repricing of warrants of $90,000 and a net increase from changes in assets and liabilities of $24,000.

Net cash from investing activities used $10,000 in PE 2004 as compared to a use of $22,000 in PE 2003. The cash used in both period ends were primarily due to purchase of fixed assets.

Net cash provided from financing activities was $65,000 in PE 2004 as compared to $243,000 in PE 2003.  The amount provided in PE 2004 was primarily due to borrowings of $150,000 offset by additions to deferred offering costs of $81,000.  The PE 2003 amount came from a net $460,000 in borrowings (which were subsequently converted to equity) partially offset by a pay down of $60,000 in debt and deferred offering costs of $151,000.

We had working capital of $157,000 at December 31, 2004.

In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of December 31, 2004, the balance of these loans is $24,975.

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

In November 2003, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party.  The agreement calls for a maximum advance of $300,000 secured by a lien on all the assets of the Company.  The balance of this line at December 31, 2004 was $150,000.

As of December 31, 2004, including the results of operations for the six months then ended, our working capital decreased to $157,000. We believe that we will be able to convert this working capital, along with the advances available under our line of credit, into the cash necessary to continue operations for the balance of fiscal year 2005.

We intend to raise up to an additional $3,000,000 in a private offering tentatively commencing in March 2005.  We intend to begin the capital raise approximately 30 days after our stock commences trading on the OTC Bulletin Board.  If this raise is successful, as to which there is no assurance, we intend to use the proceeds to add sales management and staff, conduct a marketing launch of CenterStats, form strategic partnerships with consulting organizations such as Accenture, EDS, IBM Global Services and Perot Systems, and heavily advertise and promote our products and services during our next two fiscal years. As of the date of this filing, we have not entered into any agreement or had any material discussions with any such consulting organizations regarding the formation of a strategic partnership.

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

Results of Operations for the Three Months Ended December 31, 2004 as Compared to the Three Months Ended December 31, 2003

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

Revenues

	Three Month Period Ended December 31,
	(In thousands)
	2004	%	2003	%

Centergistic (U.S.)	$565	58.4	$804	71.1
Mexico and Latin America	$402	41.6	$281	25.3
Lynch Young & Company	$—	0.0	$41	3.6
Total	$967	100.0	$1,126	100.0

Total net revenues decreased by $159,000 or 14% for the three month period ended December 31, 2004 (“PE 2004”) as compared to the three month period ended December 31, 2003 (“PE 2003”). Revenues from U.S. based operations decreased by $235,000 or 29% from the PE 2003. Revenues from Lynch Young & Company also decreased as compared to the prior period as we concluded our operations in this company in June 2004.  Revenues from Mexico increased by $122,000 or 23% during PE 2004.

In the U.S. based operations, direct sales of AgentView decreased $120,000 or 42% compared to PE 2003. The decrease is due to one large ($150,000) purchase during PE 2003. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

Distribution revenue in the U.S. dropped by $73,000 or 22% from PE 2003.  Revenue from our largest distributor, Dacon, fell by $125,000 or 37% from PE 2003.  We believe we will recover this shortfall as we expect to receive our first software order for CenterStats sold to British Telecom in the quarter ending March 31, 2005.  We expect business from Dacon to increase during the next six months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well.

Installation and training revenues decreased by $9,000 or 20% from PE 2003 due to the decreased sales of AgentView and CenterStats. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Mexico and Latin America revenues increased by $117,000 or 41% as compared to PE 2003. The Mexican economy has stabilized and we except this trend to continue through the remainder of the fiscal year.  We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

Lynch Young revenues decreased by $41,000 as compared to PE 2003.  The drop in revenue is related to the completion of the Department of Water and Power contract during the fiscal year ended June 30, 2004.  The revenues from PE 2003 were substantially derived from the Department of Water and Power contract.  We completed that contract in June 2004. After the completion of the contract, we did not foresee a need to operate Lynch Young as an independent consulting company any longer, and have combined its operations with Centergistic Solutions, Inc. U.S. based operations. This caused an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount was written off at the conclusion of our fiscal year ended June 30, 2004 as the contract concluded. We expect to see a decline in the Lynch Young revenues in this 2005 fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

Cost of Revenues

Cost of revenues decreased to $276,000 or 29% of revenues as compared to $386,000 or 34% of revenues in PE 2003. Costs associated with hardware and third party products sales decreased by $116,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $38,000. As a lesser portion of our revenue over this past three months ended December 31, 2004 was derived from hardware sales, our costs related to hardware sales decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability.  We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 71% of revenues in PE 2004, or $690,000, as compared to 66%, or $740,000, in PE 2003.  The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software products.  We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $26,000 or 13% as compared to PE 2003. We spent less on commissions due to the decreased sales volume.  Commission expense was lower by $23,000 due to the lower sales volume, trade show expenses were reduced by $10,000, and travel expenses were lower by $4,000.  This decrease was offset by increases in advertising ($13,000).  We face the risk of not having the necessary capital ($3,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in March 2005, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

General and administrative expenses increased by $39,000 or 9% as compared to PE 2003. We increased depreciation and amortization by $7,000.  Our telephone expense increased by $17,000 due to a refund received in PE 2003 for prior overcharging.   Professional fees also increased by $14,000 due to our public reporting company status.

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

Research and Development

Research and development expenses decreased by $19,000 or 16% over the same period as last year primarily due to opening our development center in India in May 2003. Salaries decreased by $6,000 due to the reduction of one head in the U.S., travel costs decreased by $7,000 due to not traveling to India as frequently, and the elimination of an outside contractor ($8,000).  We saw the monthly cost of maintaining the India center grow to approximately $5,000 per month during PE 2004.  By the end of our fiscal year in June 2005, we expect these costs to rise to approximately $7,000 per month.

We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

The interest expense during PE 2003 was related to interest on the convertible debt, amortization of the debt issuance costs and beneficial conversion feature.  This expense will decrease as certain debt was converted to common stock, and the debt issuance costs and beneficial conversion feature were fully amortized by June 2004.  We had minimal interest expense during PE 2004, but did incur approximately $2,000 in exchange rate losses from funds in Mexico and the U.K.  In November 2004, we entered into a new credit facility with a related party, and accordingly, we expect interest expense to increase in future quarters.

Net Income (Loss)

Net loss increased to $67,000 as compared to $45,000 in PE 2003, a $22,000 or 49% increase. The increase was primarily due to lower revenue levels achieved in the quarter.

We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $186,000 during the six months ended December 31, 2004, and as of such date our accumulated deficit was $2,278,000.  We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the six month periods ended December 31, 2004 and 2003 were $1,786,000 and $2,114,000, respectively.

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

We believe that period-to period comparisons of our results of operations are not a good indication of future performance. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in future quarters; our operating results will be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may fall.

The loss of Dacon PLC as a customer would materially adversely affect our business, operating results and financial condition.

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years.  For the six month periods ended December 31, 2004 and 2003, Dacon accounted for 21% and 26%, respectively, of net revenues, and 8% of total trade receivables as of December 31, 2004. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America.  For the six month periods ended December 31, 2004 and 2003, these customers represented approximately 37% and 25%, respectively, of our total net revenues.

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

The market for our products and services is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a number of sources, all of which offer performance management reporting systems to the call/contact center market. We expect additional competition from other established and emerging companies as the market for performance management reporting solutions and complementary products continues to develop and expand. We encounter competition in the United States from a number of sources, including Symon and Innova, all of which offer performance management reporting systems to the call/contact center market. Some of our current and many of our potential competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products than we can.

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

We rely on a combination of trademarks, copyrights, trade secret laws and contractual provisions to protect our intellectual rights. We also have a patent pending for an information management system. We cannot assure our investors that our patent application will result in any patent being issued to us or, if issued, that any patent claims will be of sufficient scope or strength to provide any meaningful protection or any competitive advantage to us. There can be no assurance that these protections will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants and others to enter into confidentiality agreements. We cannot assure our investors that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

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

As of December 31, 2004 our officers and directors beneficially owned a total of 11,625,808 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after December 31, 2004), or approximately 70% of our outstanding common stock.  You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,699,312 shares of common stock outstanding on December 31, 2004. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 7,881,728 shares underlying options and warrants outstanding on December 31, 2004 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure you that a market will develop or what the market price of our common stock will be.

Although our common stock has not yet begun trading in the over-the-counter market on the OTC Electronic Bulletin Board, we expect, but can give no assurance, that trading will commence by the end of March 2005. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of the date of this report, the Company is in default on two separate notes payable to two of its officers that aggregate $24,975.  Related borrowings were not repaid by the Company when due pursuant to their contractual terms, and accordingly, such amounts are due on demand.  These notes are secured by all of the the assets of the Company.

The Company also has a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750 pursuant to contractual terms.  The current balance of the note payable is $15,272 and the Company’s most recent payment under the note agreement was in August 2004.  The note is secured by substantially all of the Company’s assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERGISTIC SOLUTIONS, INC.

Date: February 11, 2005	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao, President

Date: February 11, 2005	/s/ David M. Cunningham
David M. Cunningham, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of CEO – Rule 13a – 14(a) or 15d – 14(a)*

31.2	Certification of CFO – Rule 13a – 14(a) or 15d – 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*                                         Filed herewith

+                                         Furnished herewith