Form 10QSB
period 2005-03-31
CENTERGISTIC SOLUTIONS INC
filed 2005-05-13
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

As of April 30, 2005, there were 10,699,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes  ☐ No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheet at March 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Nine and Three Months Ended March 31, 2005 and 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2005 and 2004 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3. Controls and Procedures	33

Part II.	OTHER INFORMATION

	Item 1. Legal Proceedings	34

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3. Defaults Upon Senior Securities	34

	Item 4. Submission of Matters to a Vote of Security Holders	34

	Item 5. Other Information	34

	Item 6. Exhibits	34

SIGNATURES		35

EXHIBIT INDEX		36

CENTERGISTIC SOLUTIONS

Condensed Consolidated Balance Sheet

March 31,
2005
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$27,761
Trade receivables, less allowance for doubtful accounts of $53,200	739,638
Inventories	197,131
Prepaid expenses	110,906
Miscellaneous receivables	36,865

Total current assets	1,112,301

Property, equipment, and leasehold improvements, net of accumulated depreciation of $660,993	128,926

Capitalized software development costs, net of accumulated amortization of $1,720,593	132,558

Other assets
Deferred offering costs	554,334
Other	36,693

Total other assets	591,027

$1,964,812

CENTERGISTIC SOLUTIONS

Condensed Consolidated Balance Sheet (continued)

March 31,
2005
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$45,247
Line of credit-related party	285,000
Accounts payable	468,278
Accrued expenses	113,019
Deferred income	204,626

Total liabilities, all current	1,116,170

Commitments and contingencies (Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized; 10,699,312 shares issued and outstanding	3,058,510
Additional paid-in capital	284,392
Accumulated deficit	(2,465,531)
Unearned stock compensation	(15,517)
Common stock to be redeemed	(12,574)
849,280
Less notes receivable	(638)

Total stockholders’ equity (deficit)	848,642

Total liabilities and stockholders’ equity (deficit)	$1,964,812

CENTERGISTIC SOLUTIONS

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$2,329,705	$2,152,064	755,331	675,883
Professional services	16,560	115,040	-	20,640
Hardware sales	329,921	678,968	134,915	135,375

Total revenues	2,676,186	2,946,072	890,246	831,898

Cost of revenues:
Software and service costs	442,487	407,237	152,482	134,325
Professional services	4,780	96,260	-	14,450
Hardware costs	291,901	514,203	127,992	119,036

Total cost of revenues	739,168	1,017,700	280,474	267,811

Gross profit	1,937,018	1,928,372	609,772	564,087

Operating expenses:
Selling and marketing	552,256	598,549	188,337	179,882
Research and development	306,997	323,528	101,346	102,071
General and administrative	1,431,088	1,296,843	498,145	479,937

Total operating expenses	2,290,341	2,218,920	787,828	761,890

Operating loss	(353,323)	(290,548)	(178,056)	(197,803)

Other expense	(4,725)	(4,019)	(43)	90

Interest expense	(12,185)	(162,271)	(9,775)	(33,111)

Loss before income taxes	(370,233)	(456,838)	(187,874)	(230,824)

Income tax provision	(3,200)	(3,200)	-	-

Net loss	(373,433)	(460,038)	(187,874)	(230,824)

Other comprehensive income, net of tax	-	3,834	-	-

Comprehensive loss	$(373,433)	$(456,204)	(187,874)	(230,824)

Basis and diluted net loss per share	$(0.04)	$(0.05)	(0.02)	(0.03)

Weighted-average number of
common shares outstanding	10,507,590	9,201,135	10,699,312	9,186,504

CENTERGISTIC SOLUTIONS

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities
Net loss	$(373,433)	$(460,038)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	134,561	168,187
Provision for doubtful accounts	(7,000)	28,374
Stock compensation	5,589	88,198
Non-cash interest expense	-	55,719
Loss on sale of securities available for sale	-	2,657
Increase (decrease) from changes in assets and liabilities:
Trade receivables	(68,519)	(164,613)
Inventories	(18,504)	(20,459)
Prepaid expenses	(34,388)	(73,265)
Miscellaneous receivables	(12,706)	(78)
Deposits	-	(1,126)
Patent costs	-	(6,423)
Accounts payable	54,440	191,644
Accrued expenses	(25,378)	59,600
Deferred income	47,244	33,466
Net cash used by operating activities	(298,094)	(98,157)

Cash flows from investing activities
Proceeds from sale of securities	-	4,798
Additions to capitalized software development costs	-	(11,065)
Purchase of equipment	(18,867)	(28,545)
Net cash used by investing activities	(18,867)	(34,812)

CENTERGISTIC SOLUTIONS

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	March 31,
	2005	2004
	(Unaudited)

Cash flows from financing activities
Deferred offering costs	(86,463)	(210,797)
Principal payments on term loan and notes payable	-	(60,000)
Borrowings on short-term debt	285,000	460,000
Repurchase of common stock	(5,363)	(15,787)
Loan against distribution	(500)	-
Payments received on note receivable	2,202	1,953
Net cash provided by financing activities	194,876	175,369
Net (decrease) increase in cash and cash equivalents	(122,085)	42,400
Cash and cash equivalents, beginning of period	149,846	32,012
Cash and cash equivalents, end of period	$27,761	$74,412

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$19,410	$4,990
Income tax payments	$3,200	$3,997

CENTERGISTIC SOLUTIONS

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

During the nine months ended March 31, 2004, the Company agreed to purchase its common stock from a shareholder (Note 4). The Company issued a note payable for $44,200 and recorded common stock to be redeemed as an offset to stockholders’ equity (deficit). During that period, the Company paid down the note payable and redeemed a total of $8,061 of common stock.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three and nine month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2005 and for the three and nine months ended March 31, 2005 and 2004 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”). All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the nine months ended March 31, 2005, the Company incurred a net loss of $373,433 and an operating loss of $353,323, which includes depreciation and amortization of $134,561, and, as of March 31, 2005, the Company had a working capital deficit of $(3,869). The Company demonstrated improved margins during the nine months ended March 31, 2005, as the margin percentage increased to 72% from 65% in the prior period. This was achieved on a 9% decrease in revenue, of $269,886. The Company has improved margins through increased sales of software and services and reduced hardware sales. The Company anticipates revenue growth through an improved economy, increased sales of new software products to our European distributor, targeted sales and marketing efforts, addition of strategically placed sales personnel, and expects the increased software sales trend to continue this fiscal year and produce operating profits throughout the next fiscal year.

Additionally, the Company has signed a letter of intent with an underwriter for the purpose of a private placement debt/equity conversion offering of $3,000,000 anticipated to commence in May 2005. While there is no assurance such an offering will be successful, the Company has seen interest in the offering in the marketplace and anticipates the proceeds will be raised. However, the Company has created several different cost cutting measures and will reduce expenses as necessary should the offering not be successful and operating conditions necessitate such actions.

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. The maximum amount under the line was subsequently increased to $400,000 on March 31, 2005. The Company believes that this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003. SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. As of and for the three and nine months ended March 31, 2005, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions - Mexico. For the three and nine months ended March 31, 2004, the Company also viewed LYA as a segment.

The following represents the total assets by segment:

March 31, 2005

Centergistic Solutions	$4,432,433
Centergistic Solutions - Mexico	660,871
5,093,304
Eliminations	(3,128,492)
Total consolidated assets	$1,964,812

The following represents the revenues, gross profit and net income (loss) by segment:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Centergistic Solutions
Revenues	$1,688,201	$2,014,764	$557,227	$527,786
Gross profit	$1,391,520	$1,500,561	$424,455	$408,698
Net income (loss)	$(445,502	$(460,401)	$(189,048	$(239,620)

Centergistic Solutions - Mexico
Revenues	$987,985	$816,268	$333,019	$283,472
Gross profit	$545,498	$409,031	$185,317	$149,199
Net income (loss)	$72,071	$(13,265)	$1,176	$4,423

LYA
Revenues	$--	$115,040	$--	$20,640
Gross profit	$--	$18,780	$--	$6,190
Net income (loss)	$--	$13,628	$--	$4,373

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At March 31, 2005, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of March 31, 2005, the Company’s largest customer accounted for 30% of total trade receivables. For each of the nine months ended March 31, 2005 and 2004, the Company’s largest customer accounted for 21% and 27% of total Company net revenues, respectively. There were no other customers that exceeded 10% of such amounts as of each respective period-end.

As of March 31, 2005, customers of the Company’s Mexican subsidiary accounted for 45% of total trade receivables. For each of the nine months ended March 31, 2005 and 2004 sales to customers of the Company’s Mexican subsidiary account for 37% and 28%, respectively, of total Company net revenues.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of March 31, 2005, the Company capitalized a net amount of $554,334 for these and related services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. During the year ended June 30, 2004, the Company completed a debt offering (Note 7). As part of this transaction, the Company reclassified $53,615 from deferred offering costs to a contra-liability account. Such amount represented that portion of the balance that related directly to the costs of issuing the notes payable discussed in Note 7. The remaining capitalized deferred offering costs relate to a pending equity transaction. There can be no assurance that the Company will receive funding from private investors. If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

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
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $65,616 through March 31, 2005 for stock option grants, of which $5,589 was recognized during the nine-month periods ended March 31, 2005 and 2004. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Nine Months Ended March 31,
	2005	2004

Net loss, as reported	$(373,433)	$(460,038)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	5,589	5,589
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(34,859)	(46,469)
Pro forma net loss	$(402,703)	$(500,918)
Pro forma net loss per share	$(0.04)	$(0.05)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 3.75% and 2.00% for the nine month periods ended March 31, 2005 and 2004, respectively, and expected lives of ten years for all grants.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

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

▪	Software and service revenues include services related to maintenance, time and materials contracts, installation and training. Such revenues are recognized as the services are rendered.

▪	Revenues from the sale of computer and display hardware are recognized upon shipment, which is generally concurrent with the passage of title.

▪	Professional services revenues are derived from the services provided by the Company’s consulting business. Such revenues are recognized as the services are rendered.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically six to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the nine months ended March 31, 2005 and 2004 was $61,375 and $95,065, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of March 31, 2005 and the related estimated lives:

	Date Technological Feasibility Established	Estimated Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of March 31, 2005:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated amortization	(1,720,593)
$132,558

4.	Notes Payable - Related Parties

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line are due on July 1, 2005. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The maximum amount available under the line was increased to $400,000 on March 31, 2005. The balance of the line at March 31, 2005 is $285,000.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

4.	Notes Payable - Related Parties (continued)

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after December 31, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at March 31, 2005 is $15,272.

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

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of March 31, 2005, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

6.	Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At March 31, 2005, 322,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At March 31, 2005, 515,200 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the nine months ended March 31, 2005 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,418,800	$ 0.54
Expired	(183,600)	(0.44)
Granted	527,600	0.42

Outstanding at end of period	2,762,800	$0.52

Exercisable at end of period	1,472,000	$0.64

Weighted average fair value of options granted during the period		$0.42

A summary of stock options outstanding at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 to $0.47	1,550,000	8.28	$ 0.39	261,600	$0.40
$0.52 to $0.79	1,212,800	2.95	0.69	1,210,400	0.69
	2,762,800		$ 0.52	1,472,000	$0.64

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

6.	Stockholders’ Equity (continued)

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005. All of these warrants were outstanding at March 31, 2005.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005. Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”). In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332. All of these warrants were outstanding as of March 31, 2005.

In connection with the line of credit agreement (Note 4), the Company issued warrants to its CEO and CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable any time prior to January 2010. All of these warrants were outstanding as of March 31, 2005.

7.	Private Placement of Debt

Subsequent to June 30, 2003 and through March 31, 2004, the Company entered into a total of 16 Note and Warrant Purchase Agreements (the “Agreements”). Under the Agreements, the lenders agreed to loan the Company an aggregate $490,000 ($30,000 of which was issued upon conversion of accounts payable) in exchange for convertible subordinated promissory notes (the “Notes”). The Notes, excluding all accrued interest, were convertible into shares of common stock of the Company. The principal amount of the Notes were converted at a price of $0.3975 per share effective June 15, 2004. Interest accrued at a rate of 6% per annum and was paid in full in September 2004. The notes contained a beneficial conversion feature, the value of which was determined to be $8,618. Such was recorded as a component of the debt discount and was accreted as non-cash interest expense over the term of the Notes.

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2005 and 2004 is Unaudited)

7.	Private Placement of Debt (continued)

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

CENTERGISTIC SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In 2001, we completed development on our main product, CenterStats. During fiscal year (“FY”) 2002 and 2003, we devoted what little internally generated capital was available (approximately $100,000 in each of these fiscal years) to actively promote, market, and sell CenterStats. The money was spent on a salesperson focusing on selling CenterStats, and various marketing initiatives intended to promote market awareness of CenterStats. However, due to limited resources, we have never conducted a formal product launch and kickoff for CenterStats. In addition, during FY 2004 and 2005, there has been a global economic slowdown, and particularly, a decrease in corporate spending on infrastructure and technology. These factors have had an adverse impact on our ability to market and sell CenterStats, as well as the results of our operations.

     We face several significant challenges common in our industry: continued revenue growth; market segment risk; technological changes; and liquidity and capital resources.

CENTERGISTIC SOLUTIONS, INC.

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

Current Conditions

     In May 2003 we opened a development center in Delhi, India. We hired three developers and currently have a staff of five. India was chosen as the site of our center because of its available base of skilled and technological competent developers and a lower cost structure. We plan to increase the staffing level to ten upon a successful raise of capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications. Best-of-Breed (BOB) software can be defined as the use of a specific software program or package for each specific application or requirement. Many companies prefer, as policy, to incorporate a Best-of-Breed software approach to make sure they are using the most highly developed and tested solution for each application. The India development center currently costs approximately $6,000 to $7,000 per month to maintain.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2005 and 2004, these customers represented approximately 37% and 28%, respectively, of our total net revenues.

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

On November 30, 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. On March 31, 2005, the maximum amount under this line was increased to $400,000. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

We intend to raise up to an additional $3,000,000 in a private offering. If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing strategy. We intend to begin the capital raise in May 2005. This capital raise is critical to the implementation of our sales and marketing strategy described in this report. If the raise is not successful, management has created several cost cutting strategies and will implement them as business conditions necessitate.

CENTERGISTIC SOLUTIONS, INC.

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

Allowance for Doubtful Accounts

     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of March 31, 2005 and June 30, 2004, our accounts receivable balances were $740,000 and $876,000, respectively, net of our estimated allowances for doubtful accounts of $53,000 and $36,000, respectively.

CENTERGISTIC SOLUTIONS, INC.

     The accounts receivable balance decreased during the nine month period ended March 31, 2005. The Company achieved lower revenue volumes during this period and received collections on several older accounts. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

     The accounts receivable turnover at March 31, 2005 has declined to 99 days. We attribute this decline to lower sales volume and several older invoices. We do expect the turnover to slow down as we increase sales of CenterStats with larger invoice amounts and longer payment cycle.

Capitalized Software Development Costs

     We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Amortization of capitalized software costs totaled $61,000 and $95,000 for the nine month periods ended March 31, 2005 and 2004, respectively.

Long-Lived Assets

     During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of March 31, 2005, no such indicators of impairment were identified by management.

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

Results of Operations for the Nine Months Ended March 31, 2005 as Compared to the Nine Months Ended March 31, 2004

     We believe there is some relatively minor improvement in the economy in general, but a weakness in corporate infrastructure technology spending in specific. We saw decreases in revenue in almost all lines of business this past quarter, but expect to see improvement in our revenue when corporate infrastructure technology spending increases. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

CENTERGISTIC SOLUTIONS, INC.

Revenues

	Nine Month Period Ended March 31, (In thousands)
	2005	%	2004	%

Centergistic (U.S.)	$1,688	63.1	$2,015	68.4
Mexico and Latin America	$988	36.9	$816	27.7
Lynch Young & Company	$-	0.0	$115	3.9
Total	$2,676	100.0	$2,946	100.0

     Total net revenues decreased by $270,000 or 9% for the nine month period ended March 31, 2005 (“PE 2005”) as compared to the nine month period ended March 31, 2004 (“PE 2004”). Revenues from U.S. based operations decreased by $327,000 or 16% from the PE 2004. Revenues from Lynch Young & Company also decreased as compared to the prior period as we concluded our operations in this company in June 2004. Revenues from Mexico increased by $172,000 or 21% during PE 2005.

     In the U.S. based operations, direct sales of AgentView decreased $433,000 or 58% compared to PE 2004. This decease is consistent with the weakness in corporate technology spending and to one large ($150,000) purchase during PE 2004. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending begins to increase, we expect our revenue to increase.

     Distribution revenue in the U.S. increased by $80,000 or 9% from PE 2004. Revenue from our largest distributor, Dacon, fell by $175,000 or 32% from PE 2004, but we saw increases from another U.K based distributor and another here in the U.S. We have begun a concentrated effort to drive products through our distribution channels. We expect this increasing revenue trend to continue. We also sold our first software order for CenterStats to British Telecom in the quarter ended March 31, 2005. We expect business from Dacon to increase during the next nine months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well.

     Installation and training revenues remained flat. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Mexico and Latin America revenues increased by $172,000 or 21% as compared to PE 2004. The Mexican economy has stabilized and we except this trend to continue through the remainder of the fiscal year. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

     Lynch Young revenues decreased by $115,000 as compared to PE 2004. The drop in revenue is related to the completion of the Department of Water and Power contract during the fiscal year ended June 30, 2004. The revenues from PE 2004 were substantially derived from the Department of Water and Power contract. We completed that contract in June 2004. After the completion of the contract, we did not foresee a need to operate Lynch Young as an independent consulting company any longer, and combined its operations with Centergistic Solutions, Inc. U.S. based operations. This caused an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount was written off at the conclusion of our fiscal year ended June 30, 2004 as the contract concluded. We expect to see a decline in the Lynch Young revenues in this 2005 fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

Cost of Revenues

     Cost of revenues decreased to $739,000 or 28% of revenues as compared to $1,018,000 or 35% of revenues in PE 2004. Costs associated with hardware and third party products sales decreased by nearly $222,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $91,000. As a lesser portion of our revenue over this past nine months ended March 31, 2005 was derived from hardware sales, our costs related to hardware sales decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability. We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 72% of revenues in PE 2005, or $1,937,000, as compared to 65%, or $1,928,000, in PE 2004. The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software products. We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users.

CENTERGISTIC SOLUTIONS, INC.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $46,000 or 8% as compared to PE 2004. We spent less on commissions due to the decreased sales volume. Commission expense was lower by $38,000 due to the lower sales volume, trade show expenses were lower by $21,000, and travel expenses were lower by $14,000. This decrease was offset by increases in advertising ($15,000), partner program fees ($15,000), and sales salaries ($9,000). We face the risk of not having the necessary capital ($3,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy is to continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in May 2005, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses increased by $134,000 or 10% as compared to PE 2004. Our telephone expense increased $6,000 due to a refund received in PE 2004 for prior overcharging. Salaries increased by $115,000 due to adding an operations management position and some administrative help in Mexico. Fringe benefits (insurance and payroll related costs) increased by $22,000. Professional fees also increased by $21,000 due to our public reporting company status.

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

Research and Development

     Research and development expenses decreased by $16,000 or 5% over the same period as last year primarily due to decreased use of an outside consultant ($9,000) and decreased travel to India this fiscal year ($7,000) as the office was set up last year. The costs for running this office averaged $4,000 a month for the PE 2004 as we ramped up to a staff of five. We saw the monthly cost grow to approximately $6,000 per month during PE 2005. By the end of our fiscal year in June 2005, we expect these costs to rise to approximately $7,000 per month.

     We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

     The interest expense during PE 2004 was related to interest on the convertible debt, amortization of the debt issuance costs and beneficial conversion feature, and repricing of certain existing warrants. This expense will decrease as the warrant repricing was a one-time occurrence, certain debt was converted to common stock, and the debt issuance costs and beneficial conversion feature were fully amortized by June 2004. We had interest expense during PE 2005, primarily related to the line of credit, and we did incur approximately $7,000 in exchange rate losses from funds in Mexico and the U.K.

Net Income (Loss)

     Net loss decreased to $373,000 as compared to $460,000 in PE 2004, a $87,000 or 19% improvement. The improvement was primarily due to a decrease in interest expense offset by lower revenue levels achieved in the quarter.

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

CENTERGISTIC SOLUTIONS, INC.

     Net cash used in operating activities was $298,000 in PE 2005 and $98,000 in PE 2004. The net cash used for operations in PE 2005 was comprised primarily of loss from operations of $373,000 offset by depreciation and amortization of $135,000, and a net decrease from changes in assets and liabilities of $60,000. The net cash used for operations in PE 2004 was comprised primarily of the loss from operations of $460,000 offset by non-cash interest expenses of $56,000, depreciation and amortization of $168,000, repricing of warrants of $89,000 and a net increase from changes in assets and liabilities of $20,000.

     Net cash from investing activities used $19,000 in PE 2005 as compared to a use of $35,000 in PE 2004. The cash used in both period ends were primarily due to purchase of fixed assets.

     Net cash provided from financing activities was $195,000 in PE 2005 as compared to $175,000 in PE 2004. The amount provided in PE 2005 was primarily due to borrowings of $285,000 offset by additions to deferred offering costs of $86,000. The PE 2004 amount came from a net $460,000 in borrowings (which were subsequently converted to equity) partially offset by a pay down of $60,000 in debt and deferred offering costs of $211,000.

     We had a deficit working capital of ($4,000) at March 31, 2005.

     In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of March 31, 2005, the balance of these loans is $24,975.

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

In November 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $300,000 secured by a lien on all the assets of the Company. On March 31, 2005, the maximum amount of borrowings under the line was increased to $400,000. The balance of this line at March 31, 2005 was $285,000.

     As of March 31, 2005, including the results of operations for the nine months then ended, our working capital decreased to a deficit of ($4,000). Approximately $45,000 of that deficit is related party notes payable which we do not anticipate repaying. We believe that we will be able to convert the remainder of the working capital, along with the advances available under our line of credit, into the cash necessary to continue operations for the balance of fiscal year 2005.

     We intend to raise up to an additional $3,000,000 in a private offering tentatively commencing in May 2005. We intend to begin the capital raise approximately 30 days after our stock commences trading on the OTC Bulletin Board. If this raise is successful, as to which there is no assurance, we intend to use the proceeds to add sales management and staff, conduct a marketing launch of CenterStats, form strategic partnerships with consulting organizations such as Accenture, EDS, IBM Global Services and Perot Systems, and heavily advertise and promote our products and services during our next two fiscal years. As of the date of this filing, we have not entered into any agreement or had any material discussions with any such consulting organizations regarding the formation of a strategic partnership.

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

CENTERGISTIC SOLUTIONS, INC.

Results of Operations for the Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

     We believe there is some minor improvement in the economy in general, but a weakness in corporate infrastructure technology spending in specific. We saw increases in revenue in most lines of business this past quarter, and expect to see improvement in our revenue as long as corporate infrastructure technology spending increases. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Three Month Period Ended March 31, (In thousands)
	2005	%	2004	%

Centergistic (U.S.)	$557	62.6	$528	63.5
Mexico and Latin America	$333	37.4	$283	34.0
Lynch Young & Company	$-	0.0	$21	2.5
Total	$890	100.0	$832	100.0

     Total net revenues increased by $58,000 or 7% for the three month period ended March 31, 2005 (“PE 2005”) as compared to the three month period ended March 31, 2004 (“PE 2004”). Revenues from U.S. based operations increased by $29,000 or 5% from the PE 2004. Revenues from Lynch Young & Company decreased as compared to the prior period as we concluded our operations in this company in June 2004. Revenues from Mexico increased by $50,000 or 18% during PE 2005.

     In the U.S. based operations, direct sales of AgentView decreased $210,000 or 87% compared to PE 2004. The decrease is due weakness in corporate technology spending and due to one large ($150,000) purchase during PE 2004. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

     Distribution revenue in the U.S. increased by $214,000 or 131% from PE 2004. Revenue from our largest distributor, Dacon, increased by $60,000 or 40% from PE 2004. Most of the increase was due to the first sale of our CenterStats product to British Telecom during PE 2005. We expect business from Dacon to increase as an expected roll out of our CenterStats product to the BT installed base will begin. We also saw a rise in sales to another U.K distributor ($103,000) during PE 2005. We expect this trend of increasing revenues from distribution to continue as we are focusing on selling through our existing channels.

     Installation and training revenues decreased by $5,000 or 20% from PE 2004 due to the decreased sales of AgentView. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Mexico and Latin America revenues increased by $50,000 or 18% as compared to PE 2004. The Mexican economy has stabilized and we except this increasing revenue trend to continue through the remainder of the fiscal year. We expect to see our revenues continue to steadily improve through the remainder of this fiscal year, and continue through the next fiscal year.

     Lynch Young revenues decreased by $21,000 as compared to PE 2004. The drop in revenue is related to the completion of the Department of Water and Power contract during the fiscal year ended June 30, 2004. The revenues from PE 2004 were substantially derived from the Department of Water and Power contract. We completed that contract in June 2004. After the completion of the contract, we did not foresee a need to operate Lynch Young as an independent consulting company any longer, and have combined its operations with Centergistic Solutions, Inc. U.S. based operations. This caused an impairment of the remaining amount of goodwill in our balance sheet of $23,600 associated with Lynch Young and such amount was written off at the conclusion of our fiscal year ended June 30, 2004 as the contract concluded. We expect to see a decline in the Lynch Young revenues in this 2005 fiscal year, but this decline should be partially offset by consulting revenues produced under the Centergistic Solutions, Inc. U.S. based operations.

CENTERGISTIC SOLUTIONS, INC.

Cost of Revenues

     Cost of revenues increased slightly to $280,000 or 31% of revenues as compared to $268,000 or 32% of revenues in PE 2004. Costs associated with hardware and third party products sales increased by $9,000 and consulting expenses related to the Lynch Young contract with Department of Water and Power decreased $14,000. Software and service cost of sales increased by $18,000 or 13% from PE 2004. As a greater portion of our revenue over this past three months ended March 31, 2005 was derived from software and service, our costs related to this type increased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability. We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 69% of revenues in PE 2005, or $610,000, as compared to 68%, or $564,000, in PE 2004. The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software products. We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses increased $8,000 or 4% as compared to PE 2004. We spent more on commissions due to the increased sales volume. Commission expense was higher by $16,000 due to the higher sales volume. Trade show expenses were reduced by $5,000, travel expenses were lower by $6,000, and salaries were lower by $3,000. These decreases were offset by an increase in dues and subscriptions ($8,000). We are spending more on partner and relationship fees as we rely more on distribution channels. We face the risk of not having the necessary capital ($3,000,000) to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in May 2005, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses increased by $18,000 or 4% as compared to PE 2004. We increased commission by $25,000 due to bonus plan for an operations manager and Mexico administrative staff performance. Salaries increased by $25,000 due to additional Mexico personnel. Our telephone expense decreased by $5,000 due to lower negotiated rates in PE 2005. Professional fees also decreased by $5,000 due to a timing difference in our Mexico operational audit. Insurance premiums were reduced by $10,000 due to lower U.S. personnel.

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

Research and Development

     Research and development expenses decreased by $1,000 or 1% over the same period as last year. The costs basically remained flat, and we expect this trend to continue throughout the remainder of our fiscal year. We saw the monthly cost of maintaining the India center grow to approximately $5,000 per month during PE 2004. By the end of our fiscal year in June 2005, we expect these costs to rise to approximately $7,000 per month.

     We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

CENTERGISTIC SOLUTIONS, INC.

Other (Expense) Income

     The interest expense during PE 2004 was related to interest on the convertible debt, amortization of the debt issuance costs and beneficial conversion feature. This expense will decrease as certain debt was converted to common stock, and the debt issuance costs and beneficial conversion feature were fully amortized by June 2004. We had interest expense during PE 2005 due to our line of credit. We expect this interest to remain throughout the remainder of our fiscal year.

Net Income (Loss)

     Net loss decreased to $188,000 as compared to $231,000 in PE 2004, a $43,000 or 19% improvement. The improvement was primarily due to higher revenue levels and improved margins achieved in the quarter.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $373,000 during the nine months ended March 31, 2005, and as of such date our accumulated deficit was $2,465,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the nine month periods ended March 31, 2005 and 2004 were $2,676,000 and $2,946,000, respectively.

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

CENTERGISTIC SOLUTIONS, INC.

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

     We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years. For the nine month periods ended March 31, 2005 and 2004, Dacon accounted for 21% and 27%, respectively, of net revenues, and 30% of total trade receivables as of March 31, 2005. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2005 and 2004, these customers represented approximately 37% and 28%, respectively, of our total net revenues.

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

CENTERGISTIC SOLUTIONS, INC.

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

CENTERGISTIC SOLUTIONS, INC.

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

CENTERGISTIC SOLUTIONS, INC.

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

     As of March 31, 2005 our officers and directors beneficially owned a total of 11,834,518 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after March 31, 2005), or approximately 71% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

     We had 10,699,312 shares of common stock outstanding on March 31, 2005. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 7,990,438 shares underlying options and warrants outstanding on March 31, 2005 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure you that a market will develop or what the market price of our common stock will be.

     Although our common stock has not yet begun trading in the over-the-counter market on the OTC Electronic Bulletin Board, we expect, but can give no assurance, that trading will commence by the end of June 2005. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

CENTERGISTIC SOLUTIONS, INC.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending June 30, 2007. In order to comply with the Act, the Company must undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines establishes by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

CENTERGISTIC SOLUTIONS, INC.

PART II. OTHER INFORMATION

(UPDATE AS APPROPRIATE)

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

CENTERGISTIC SOLUTIONS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERGISTIC SOLUTIONS, INC.

Date: May 13, 2005	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
President

Date: May 13, 2005	/s/ David M. Cunningham
David M. Cunningham,
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

CENTERGISTIC SOLUTIONS, INC.

EXHIBIT INDEX

No.	Description
31.1	Certification of CEO - Rule 13a - 14(a) or 15d - 14(a)*

31.2	Certification of CFO - Rule 13a - 14(a) or 15d - 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

* Filed herewith

+ Furnished herewith