Form 10-K
period 2005-06-30
CENTERGISTIC SOLUTIONS INC
filed 2005-10-13
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

MARK ONE

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

COMMISSION FILE NUMBER: 000-51433

Centergistic Solutions, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	95-2873122
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

2045 West Orangewood Avenue, Orange, California 92868-1944
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

Registrant’s telephone number, including area code: (714) 935-9000

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $3,400,362

The aggregate market value of the common voting stock held by non-affiliates of the Registrant, based upon the average bid and asked price as of September 30, 2005, was $1,876,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☐ NO ☒

As of September 30, 2005 the Registrant had 10,699,312 shares of common stock (no par value) outstanding.

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

In 1993, we opened our wholly owned subsidiary, Centergistic Solutions Latin America, in Mexico City. This subsidiary is a distribution company that sells, not only our products but other products, mainly to telecom equipment providers in Mexico, Latin and South America.

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

Further information about the company and our products and services can be found at our web site: www.centergistic.com.

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

The markets for our products are large and growing. A 2002 Forrester Research report predicts the global CRM sector will grow to $101 billion by the year 2007. According to a 2003 article in Datamonitor, the global market for BI applications is currently $4.5 billion and will grow to $7.8 billion by 2005.

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

Our CenterStats product is a new enterprise-wide performance reporting system which is currently installed in eleven contact centers in the U.S. CenterStats incorporates a digital executive dashboard component and enables “drill-down” analytics and historical reporting for true company-wide visibility and performance analysis. It is a ready-to-install information system that is compatible with all new and legacy systems, and can be installed without disruption to existing systems and hardware. Notable CenterStats accounts include Kaiser Permanente, 20th Century Fox and Petro-Canada.

Our Business Strategy and Marketing

Recognizing the significant potential for both AgentView and CenterStats, over the past two years, we streamlined our company to focus on the two management information software product lines. We cut costs wherever possible and spent any available operating cash on maintaining operations. We also reduced our marketing and our sales force to bare maintenance levels during this refocusing.

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

AgentView is unique in its ability to collect critical subsets of data from virtually any data source, create filters and real time alert thresholds, and publish the enriched information to virtually any output media for twenty-four by seven global access. Because of this “open” approach to information, AgentView stands apart from hardware manufacturers and “one stop” application vendors in that it is not centric to a particular system or application. This is attractive to contact centers with applications that span a variety of brands and manufacturers. These centers do not want to replace existing legacy systems. They want to collect and integrate information from those already existing systems within the center because they work and are costly to re-create.

Architecturally, AgentView is comprised of a core system, which includes a data collection engine, a desktop metric ribbon (AgentLink), an advanced threshold template and a performance indicator (PI) building capacity. Modules can be added to AgentView to enable information to be published to a web page, wireless hand held device, plasma or LED (light emitting diode) display. A recently released module, SnapView, provides snapshot reports that allow the comparison of actual performance against forecasts or benchmark goals. Additional data sources can be added to provide greater performance visibility over multi-media transactions. Additional contact center locations can also be added for centralized performance reporting. We also offer professional services to provide training and assistance with building smart metrics.  These metrics consist of the combination of two or more data elements to form a more refined metric. An example of this could be combining information from a financial or sales database with an ACD metric to form a “$$ waiting to be answered” as opposed to the more static metric of “Number of calls waiting to be answered”.

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

The AgentView products are available in English, Spanish and Portuguese with provisions for additional translations as more international distribution is achieved. Our clients include:

• British Telecom	• Esso/Imperial Oil
• NatWest Bank	• American Express
• Cable & Wireless	• Citicorp
• Barclays Bank	• Anheuser Busch
• ABN-AMRO Bank	• MicroSoft

In 2003, we introduced a portion of our newly developed CenterStats technology into our AgentView product and packaged it as AgentView Enterprise Performance Management (EPM) (in the U.S.). The expanded performance capability resides fully on the CenterStats platform and allows access to incrementally more data sources and provides broader publishing capabilities. EPM provides a new sales opportunity for distributors to revisit existing clients and may lead to future sales of fully loaded versions of CenterStats.

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

Data sources could include:

• Financial	• Internet, e-commerce systems
• Inventory	• Supply chain, MIS
• Sales	• Human Resources
• CRM	• Any other open data source
• Business Intelligence

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

The unique flexibility of the CenterStats architecture has enabled us to create an application developer “tool kit” based on our OmniCollector- engine and DataStor--storage and real time filtering/alerts technology. This tool kit could be used as a stand-alone utility by information technologists, developers, or systems integrators to collect, filter and publish virtually any data from any system and in any industry. The flexibility and portability of this technology has already sparked the interest of some developers and systems integrators who are seeking ways to connect data from various systems in vertical industries such as manufacturing. It is worth noting that, as other markets of opportunity open, we believe our technology is positioned to exploit them.

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

In the distribution segment of this plan, the newly hired Vice President of Sales will add resources with a distribution manager and a distribution account representative to be placed in each regional sales office, with an additional distribution account representative to be located in the U.K. A distribution pre sales engineer will also be hired to work directly with the distribution manager to focus on key major accounts. The plan also calls for the addition of two distribution sales representatives in the Latin America Division to serve the growing markets in Brazil and Argentina.

Heretofore, all marketing activities have revolved around the selling of the AgentView system into the contact center industry. The new marketing plan addresses the need to increase our sphere of influence in terms of reaching a new, more sophisticated buyer, building brand awareness, creating a strong value proposition and executing programs that will support a strong product launch of CenterStats. Additionally the plan allows for the packaging of the CenterStats architecture for distribution in the U.S., in Latin America, through Centergistic Latina America, in Europe through Dacon and British Telecom, and in other emerging markets such as India.

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

Successful execution of this plan calls for the addition of two product specialists who will focus exclusively on the CenterStats product line. These individuals will be responsible for product positioning and promotional programs. They will work closely with the VP of Sales to ensure all efforts are coordinated and maximized for hand off to sales and distribution channels. They will also be responsible for gathering customer research and working with development to make sure downstream enhancements and added interfaces are profitable to produce and supported by client demand.

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

Our largest re-seller, Dacon, who sells to British Telecom (BT), located in the United Kingdom, accounts for over 2,000 existing AgentView installations. The AgentView system is represented as a line item on the BT ordering sheet. When a real time system is needed AgentView is the default choice, in the form of a “checked box” on the order form. The solid relationship between Centergistic and BT is further evidenced in the commitment to add CenterStats as a new “line item” to their order sheet as BT’s recommended enterprise reporting dashboard tool. Centergistic, in conjunction with our European distributor, has recently qualified CenterStats at the BT labs in Burmingham, U.K.

The following table lists our largest distributors and the revenue generated from each over the past two fiscal years:

Distributor	FY2005	FY2004
Dacon (British Telecom)	$671,916	$1,150,212
Alcatel	82,940	8,160
Avaya de Mexico	261,571	160,439
First Point Contact/Rockwell	196,253	47,697
Siemens de Mexico	159,371	267,562

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

We plan to sell our new CenterStats product through three channels: approximately 40% through our direct sales staff to end-users; approximately 40% through large systems integrators (e.g. EDS, Perot Systems, Unisys, IBM Global Services, Accenture) and about 20% through equipment distributors. As of the date of this filing, we have not entered into any agreement or had any discussions with any of the above-named or other large systems integrator.

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

A few of these vendors have more robust capabilities providing more sophisticated threshold and KPI creation. They publish information to a variety of devices and claim to be able to collect and combine data from various systems. At this level, our two primary competitors are Symon Corporation and Inova Corporation. Both of these companies offer products with closed systems restrictions which we believe may be seen as limiting by companies in dynamic environments where changes in software are routine.

CenterStats

We are not aware of any system that provides the breadth of data acquisition and loading functionality and flexibility on a real time basis as CenterStats. Given the limited functionality and high cost of the competitive data systems, none are viewed by us as direct competition from a user benefit standpoint.

In addition to having limited or constrained functionality or feature sets, some of the competing products are proprietary and, therefore, are unable to accept data from outside systems. For example, Avaya’s CenterVU Analyst is only effective in a complete Avaya system. BI (Business Intelligence) competitors, MicroStrategy and Cognos, have powerful data mining, cube analysis and ad hoc query capability, but they lack the ability to capture perishable data, along with the filtering and alarms technology necessary to support real time reporting applications. Furthermore, these companies are recognizing the growing importance and purchasing clout of today’s mission critical contact centers. In addition to our strong real time architecture, Centergistic has something else that many of the BI giants lack--- a multi-faceted understanding of the technology and telecommunications-based infrastructure that is unique to the contact center.

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

Registered Trademarks	Unregistered Trademarks
Centergistic Solutions	AgentView Enterprise
CenterStats	AgentView Enterprise EPM
AgentView	AgentView Web
AgentLink	AgentView WAP
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

Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-KSB and in any reports we file with the S.E.C. after we file this Form 10-KSB, before deciding whether to purchase or hold our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurance of any of the following risks could harm our business.
The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investments.

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $662,067 for our fiscal year ended June 30, 2005, and as of such date our accumulated deficit was $2,754,165. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our new CenterStats product to achieve profitability. We have a limited operating history with our new CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause you to lose all or part of your investment in our common stock.

We have not generated any significant revenues from the sale of our new CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for our fiscal year ended June 30, 2005 were $3,400,362.

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

We will need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

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

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 13 years. For the fiscal years ended June 30, 2005 and 2004, Dacon accounted for 20% and 30%, respectively, of total net revenues, and for 2% and 18% of total trade receivables at June 30, 2005 and 2004, respectively. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the fiscal years ended June 30, 2005 and 2004, these customers represented approximately 41% and 26%, respectively, of our total net revenues.

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

The market for our products and services is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a number of sources, all of which offer performance management reporting systems to the call/contact center market. We expect additional competition from other established and emerging companies as the market for performance management reporting solutions and complementary products continues to develop and expand. We encounter competition in the United States for our AgentView product from a number of sources, including Symon and Innova, all of which offer performance management reporting systems to the call/contact center market. Some of our current and many of our potential competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, these companies may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products than we can.

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

Our future success depends to a significant extent on the continued services of our senior management, particularly, Ricardo Brutocao, Chief Executive Officer, and David Cunningham, Chief Operating and Financial Officer, and other key personnel, particularly, Rama Iyer, Vice President, Technology and Product Management. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations and financial condition. We have no employment agreement with Mr. Iyer. We do not maintain “key person” life insurance for any of our personnel at this time but may decide to in the future. Competition for qualified personnel in our industry is intense and we compete for these personnel with other companies that have greater financial and other resources than we do. Our future success will depend in large part upon on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. If we have any difficulty in hiring needed qualified personnel, our business, financial condition and results of operations could be materially adversely affected.

Our success depends on growth in the telecommunications industry.

While the Company as a whole is not dependent upon the telecommunications industry, our AgentView legacy products are substantially positioned in the sector. Our business would be adversely affected to the extent that the telecommunications industry continues to contract through consolidation and advances in technology, or does not achieve sustainable growth, particularly usage by companies who use multiple software applications. A number of factors may inhibit the telecommunications industry’s growth, including:

•    financial difficulties and bankruptcies of major providers such as Global Crossing and Worldcom;

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

As of June 30, 2005, our officers and directors beneficially owned a total of 11,847,318 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after June 30, 2005), or approximately 71% of our outstanding common stock. If you purchase our common stock, you may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,699,312 shares of common stock outstanding on June 30, 2005.. An additional 7,861,038 shares underlying options and warrants outstanding on June 30, 2005 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is a limited market for our common stock and we cannot assure you that a market will be sustained.

Our common stock has recently begun trading in the over-the-counter market on the OTC Electronic Bulletin Board. If an active trading market is not developed and sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

We are in default on a note payable.

We are in default under a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750. The current balance of the note is $15,272 and our last payment on the note was made in August 2004. The note is secured by substantially all of the Company’s assets.

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

Item 2. DESCRIPTION OF PROPERTY

Our corporate administrative office is located at 2045 W. Orangewood Avenue, Orange, California 92868, where we lease approximately 4,691 square feet of space. The current monthly rent is $7,895 with annual increases. Our lease for this space ends on June 30, 2008. We believe this space is sufficient to meet our requirements for the foreseeable future.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5. MARKET FOR COMMON EQUITY/ RELATED
STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the fiscal year ended June 30, 2005, there was no public trading market for our common stock. Since July 25, 2005, our common stock has been approved for trading on the OTC Bulletin Board under the symbol CGSO.OB.

As of August 31, 2005, there were approximately 60 holders of our common stock.

We have never declared or paid any cash dividends on our common stock. We do not intend to declare or payout dividends in the foreseeable future, as it is our current policy to retain all earnings, if any, to support future growth and expansion.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this report. This discussion should be read in conjunction with our consolidated financial statements and footnotes included elsewhere in this report.

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

In 2002, we completed development on our new product, CenterStats. During fiscal year (“FY”) 2002 and 2003, we devoted what little internally generated capital was available to actively promote, market, and sell CenterStats. However, due to limited resources, we have never conducted a formal product launch and kickoff for CenterStats. In addition, during 2002 and 2003, there was a global economic slowdown, and particularly, a decrease in corporate spending on infrastructure and technology. These factors have had an adverse impact on our ability to market and sell CenterStats, as well as the results of our operations.

During the year ended June 30, 2004, we completed a private funding round of convertible promissory notes. The gross proceeds generated from this raise were $490,000. The proceeds were primarily used to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the completion of a registration statement on Form SB-2 filed with the S.E.C. relating to a selling stockholder offering. We intend to raise up to an additional $3,000,000 in a private offering after the commencement of a trading market in our common stock. In anticipation of this capital raise, we entered into a letter of intent with an investment banker, which is anticipated to commence in the second quarter of fiscal year 2006. If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing plan. However, we have created several different cost cutting measures and will reduce operating expenses as necessary should the offering not be successful and operating conditions necessitate such actions.

In November 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement, which were amended in March 2005, call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. On October 12, 2005, the agreement was amended to extend the maturity date of the line of credit to July 1, 2007. The line is personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that the line will provide us sufficient working capital through the remainder of our next fiscal year. The balance of the line at June 30, 2005 was $319,000.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectibility of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of June 30, 2005 and 2004, our accounts receivable balances were $558,915 and $678,179, respectively, net of our estimated allowances for doubtful accounts of $30,500 and $53,100.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on the Company’s analysis at June 30, 2005, there were no indicators of impairment of long-lived assets.

Stock-Based Compensation

From time to time, we provide compensation in the form of shares of our common stock as well as options or warrants to acquire shares of our common stock.

In accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, we derive the value of rights to acquire our common stock granted to non-employees, such as options or warrants, from pricing models that consider current market and contractual prices for our stock, as well as time value and yield curve or volatility factors. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses we recognize, and use of different pricing models or assumptions could produce different financial results.

Options granted to employees are valued using the intrinsic value method which bases compensation on the difference between the market value of the underlying shares of common stock and the exercise price at the date of grant.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation . Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends FASB Statement No. 95, Statement of Cash Flows . Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with fiscal years beginning after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Results of Operations for the Year Ended June 30, 2005 as Compared to the Year Ended June 30, 2004

Revenues

Year Ended June 30, (In thousands)

	2005	% Of Revenue	2004	% Of Revenue
Centergistic Solutions	$2,019	59.4%	$2,718	70.2%
Mexico and Latin America	$1,381	40.6%	$1,026	26.3%
Lynch Young & Associates	$—	—%	$130	3.3%
Total	$3,400	100.0%	$3,874	100.0%

Centergistic Solutions is the U.S. based company selling products and services to the call/contact center marketplace. Mexico and Latin America represents revenue generated by our Mexican limited liability company subsidiary sold to Mexican, Latin and South American companies. Lynch Young & Associates, our wholly owned subsidiary, represents our consulting and professional services revenues.

Total revenues decreased 12.2% or $474,000 in FY 2005 compared to FY 2004. Centergistic based revenues declined 25.7%, but Mexican revenues increased 34.6% and Lynch Young revenues decreased 100.0% from FY 2004. Although there continues to be decreased corporate spending on information technology, we believe that demand in the business intelligence market has remained relatively flat. We believe that our revenues declined due to our distributors’ continued weakness in the telecom sector and the conclusion of a contract under the Lynch Young & Associates banner. In 2004, Joseph Stevens & CO. was quoted as saying, “What you’re seeing in every one of these tech earnings releases is that corporate spending has been postponed.” The decrease in U.S. business was offset by the significant increase in our Mexican subsidiary. We do expect this increasing revenue trend to continue in this upcoming fiscal year.

Revenues from Centergistic declined 25.7% or $699,000 as compared to FY 2004. Revenues from our largest distributor, Dacon , accounted for a $478,000 drop or 42%. We expect to see continued weakness from Dacon for the next one or two quarters, but eventually increasing after that. We expect to see increases in revenues from Dacon as our new CenterStats product has been formally accepted into the British Telecom portfolio as of April 2005.

We also saw a decrease in revenue from our direct sales effort. Direct sales of our AgentView software and hardware declined $503,000 or 56%. We saw turnover in our sales staff during the fiscal year and a continued stagnation in corporate infrastructure technology spending. We have focused on stabilizing and increasing our direct sales staff in our current fiscal year and expect to increase sales during this fiscal year.

Revenues from our Mexican subsidiary in FY 2005 increased 34.6% or $355,000 as compared to FY 2004. The increase is attributable to increased activity from our distributors in Mexico. A majority of the increase came from Avaya (a $102,000 increase or 63.8%) and Alcatel (a $75,000 increase or 916.4%). We also saw a resurgence of the South America market in FY 2005. Revenues from South America aggregated $100,000 in FY 2005 with negligible sales in FY 2004.

Consulting revenues through Lynch Young decreased 100% or $130,000 from FY2004 due to the conclusion of a $350,000 consulting contract with the Los Angeles Department of Water and Power that began in FY 2003.

Cost of Sales

Cost of sales includes specific hardware and third party software costs along with the labor and associated costs of consulting, installation, training, and support. Cost of sales improved to 30.2% of sales in FY 2005 ($1,028,000) as compared to 35.8% in FY 2004 ($1,398,000). The improvement in cost of sales resulted from lower hardware sales, distribution sales, company cost cutting measures, and improved product mix of higher value product items. The lower mix of hardware and distribution sales, which carry a higher cost component, helped improve the gross profit percentage.

Gross profit percentage improved to 69.8% in FY 2005 as compared to 64.2% in FY 2004. We anticipate this trend to continue as the sales of our CenterStats product continue to grow. This product carries a higher software component, thereby creating higher gross profit as compared to hardware or distribution sales.

Operating Expenses

Sales and Marketing

Sales and marketing increased to 21.7% of revenue in FY 2005 ($738,000) as compared to 20.6% of revenue in FY 2004 ($806,000), but actual dollar expenses decreased by $68,000, an 8.4% decrease. The reduction in expense was created by reductions in sales salaries and commissions ($85,000) due to lower staff levels and lower sales volumes during FY 2005. If we are successful in our anticipated capital raise, we will substantially increase our sales and marketing expenses during the next two fiscal years.

Research and Development

Research and development expenses increased to 11.7% of revenue in FY 2005 ($398,000) as compared to 11.0% of revenue in FY 2004 ($431,000), but actual dollar expenses decreased by $33,000, a 7.7% decrease. The decrease was attributable to the reduction of one developer during the year ($27,000) and reduced travel expenses ($7,000). If we are successful in our anticipated capital raise, we expect to add development staff in India throughout our next fiscal year.

General and Administrative

General and administrative expenses consist of all employee related benefit costs, occupancy costs, company insurance costs, professional fees, network and telecommunication costs, and depreciation and amortization expenses. General and administrative costs were 54.8% of revenues in FY 2005 ($1,862,000) as compared to 48.2% in FY 2004 ($1,887,000), but actual dollar expenses declined by $25,000, a 1.3% decline. The increase in the percentage of revenues was substantially attributable to the decline in revenues as general and administrative expenses basically remained flat.

We anticipate general and administrative costs to increase as we add staff (mainly employee benefit and related costs). We will eventually have to add administrative staff, but do not plan to do so in fiscal year 2006. As we have obtained approval for stock trading, our directors and officers insurance premiums will rise by $30,000.

Other Income (Expense)

The loss in this classification in FY 2004 was almost entirely attributable to a substantial amount of non-cash interest expenses due to re-pricing of previously issued warrants for common stock and amortization of a debt discount related to our private placement raise ($190,000). We do not expect this level of interest expenses during our next fiscal year, but will incur some as we anticipate interest expense related to our related party borrowings, intended capital raise and issuance of warrants.

Liquidity and Capital Resources

Prior to FY 2003, we were primarily financed through cash flow from operations, sale of company assets, and to a lesser extent, limited bank financing. During FY 2003, we received approximately $25,000 in loans from officers, and in FY 2004, we received gross proceeds of $490,000 through a private placement of convertible subordinated debt. We primarily used the proceeds to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the completion of a registration statement on Form SB-2 filed with the S.E.C. relating to a selling stockholder offering. We intend to raise up to an additional $3,000,000 in a private offering after the commencement of a trading market for our common stock, which occurred on September 13, 2005. If this raise is successful,as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing plan.

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. We are using the remainder of this line to finance our working capital needs as they arise during the next fiscal year. The balance of the line at June 30, 2005 was $319,000. On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.

We are in default under a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750. The current balance of the note is $15,272 and our last payment on the note was made in August 2004. The note is secured by substantially all of the Company’s assets.

Net cash used in operating activities was $274,000 in FY 2005 as compared to cash of $47,000 provided in FY 2004. The net cash used for operations in FY 2005 was comprised primarily of depreciation and amortization of $170,000, a net increase in assets and liabilities of $183,000 and an operating loss of $636,000.

Net cash from investing activities used $23,000 in FY 2005 and $37,000 in FY 2004. The cash used in both FY 2005 and FY 2004 was primarily for the purchase of fixed assets.

Net cash flows from financing activities generated $227,000 in FY 2005 and $109,000 in FY 2004. In FY 2005, we received $319,000 from a line of credit and used $86,000 for deferred offering costs. In FY 2004, we received gross proceeds of $490,000 from the private placement of convertible subordinated debt, and used $284,000 for deferred offering costs and $60,000 to pay down debt.

Recent Accounting Pronouncement

 On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation . Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends FASB Statement No. 95, Statement of Cash Flows . Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with fiscal years beginning after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

 Item 7. FINANCIAL STATMENTS

Our consolidated financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal control subsequent to the date we carried out our evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Ricardo G. Brutocao	59	President, Chief Executive Officer and Director
David M. Cunningham	44	Chief Operating Officer, Chief Financial Officer, Secretary and Director
Jerome Fahey	77	Chairman of the Board and Director
Jay Kurtz	68	Director
William J. Battison	55	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other.

Ricardo G. Brutocao joined Centergistic as President, Chief Executive Officer and a director in 1988. Prior to joining Centergistic, Mr. Brutocao served as President and CEO of Logical Data Management, a firm he co-founded which served the then burgeoning Cable TV industry from 1976 to 1988. Prior to 1976, Mr. Brutocao served as Director of International Operations for Whittaker Corporation, where he was a member of a small team that started a $400 million International Hospital Management Division. In 1972, while a young engineer at the Burroughs Corporation, Mr. Brutocao was selected to be the Project Manager for a new main-frame class computer system that was subsequently the first system at Burroughs released and delivered on schedule. Mr. Brutocao earned a BSEE from Santa Clara University and an MBA in Finance from California State University, Los Angles.

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

Jay Kurtz has served on the Centergistic Board since 1996. Mr. Kurtz is the founder and President of Kappa West Incorporated. He is an internationally acclaimed authority on the application of military concepts and principals in the competitive business environment. Mr. Kurtz helped to pioneer and popularize the concepts of “Business Warfare” worldwide as a speaker and lecturer in over thirty countries on five continents and as a consultant to more than 150 companies (more than 100 of which are high technology ventures who sought out Mr. Kurtz for consulting intended to increase their strategic and operational effectiveness).

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

Committee of the Board of Directors

We established an audit committee in November 1993. The audit committee reviews with our independent registered public accounting firm (the “auditors”) the scope and timing of the auditors’ services, the auditors’ report on our financial statements following completion of the auditors’ audit, and our internal accounting and financial control policies and procedures. In addition, the audit committee will make annual recommendations to our board of directors for the appointment of independent auditors for the ensuing year. The audit committee will report to the board of directors with respect to the selection of our independent auditors, the scope of our annual audits, fees to be paid to the auditors, the performance of our independent auditors, compliance with our accounting and financial policies, and management’s procedures and policies relating to the adequacy of our internal accounting controls. The members of our audit committee are Messrs. Fahey, Kurtz and Battison. Mr. Battison has been designated as our financial expert.

We do not have any standing nomination committee or standing compensation committee.

Code of Ethics

We have adopted a code of ethics that applies to the Compnay’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Company hereby undertakes to provide a copy of the code of ethics to any person without charge upon request. Requests for a copy of the code of ethics may be made in writing addressed to: Secretary, Centergistic Solutions, Inc., 2045 West Orangewood Avenue, Orange, California 92868.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain summary information concerning the compensation we paid to our chief executive officer and each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during each of the three fiscal years ended June 30, 2005. Except as listed in the table below, no executive officer holding office in fiscal year 2005 received total annual salary and bonus exceeding $100,000. All other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus received by our chief executive officer and other executive officers named in the table in fiscal year 2005.

Summary Compensation Table

Annual Compensation	Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options
Ricardo G. Brutocao,	2005	$205,575	—	100,000
President and Chief	2004	$185,625	—	96,000
Executive Officer	2003	$185,625	—	96,000

David M. Cunningham,	2005	$106,500	—	100,000
Chief Operating	2004	$89,100	—	80,000
Officer and Chief Financial Officer	2003	$89,100	—	80,000

Stock Option Grants in Fiscal Year 2005
Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ per share)	Market Price ($ per share) (2)	Expiration Date
Ricardo G. Brutocao	100,000	20%	$0.4538	$0.4125	10/19/2014
David M. Cunningham	100,000	20%	$0.4125	$0.4125	10/19/2014
________________________

(1)	Both Mr. Brutocao’s and Mr. Cunningham’s stock options become 50% vested on the 2-year anniversary of the option grant, and another 25% vested on the 3rd and 4th year anniversary of the option grant.
(2)	Market price was the fair market value of our common stock held in the Centergistic ESOT as determined by an independent appraisal as of June 30, 2003.

No options were exercised in fiscal 2005 by either of the named executive officers.

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

Mr. Cunningham is employed by us as our Vice President and Chief Operating and Financial Officer under an employment agreement entered into as of May 1, 2005. The term of the agreement is through June 30, 2008. Mr. Cunningham is to receive compensation of not less than $112,000 per year during the term of the agreement. If Mr. Cunningham is terminated without cause during the term of the agreement, he is entitled to receive one year’s compensation. If he is terminated after the initial term, he is to receive 90 days compensation.

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

As of June 30, 2005, options to purchase 294,400 shares of common stock were outstanding under the 1998 plan with exercise prices of $0.36 to $0.715 per share, options to purchase 505,600 shares were available for grants and no options had been exercised.

The 1998 plan is currently administered by our Board of Directors, which has the authority to specify the number of option shares, the exercise price, the vesting provisions, the option term and the other terms and conditions of each option to be granted. An option granted under the 1998 plan expires 10 years from the date of grant or, if earlier, three months after the optionee’s termination of service as a director or 12 months after the optionee’s death or disability. Options granted under the 1998 plan are not generally transferable by the optionee except by will or the laws of descent and distribution and generally are exercisable during the lifetime of the optionee only by such optionee. The 1998 plan is not subject to approval of our stockholders.

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

As of June 30, 2005, options to purchase 2,329,000 shares of common stock were outstanding under the 1996 plan with exercise prices of $0.2975 to $0.78625 per share, options to purchase 471,000 shares were available for grants and no options had been exercised.

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

Employee Benefit Plans

Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) which covers substantially all of our employees. All costs of administering the ESOP are borne by us. Contributions to the employee stock ownership trust (Trust), which may be made in cash or shares of our common stock, are made at the discretion of our Board of Directors. Substantially all of the Trust’s assets are invested in shares of our common stock. ESOP participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and are fully vested upon completion of seven years of service. We did not make any contributions to the ESOP during the years ended June 30, 2005 and 2004.

If a terminated ESOP participant desires to sell his or her shares of Centergistic common stock, we may be required to repurchase the shares from the participant at their fair market value. During the years ended June 30, 2005 and 2004, the total shares repurchased by us were 0. The estimated fair market value of the 2,060,600 shares owned by the ESOP at June 30, 2005, including those shares not vested, is approximately $742,000, which is based upon an independent appraisal as of June 30, 2004.

401(k) Plan

We offer a 401(k) plan to all employees with at least three months of service. We will match 50% of each employee’s contributions, up to 4% of the employee’s salary. We paid matching contributions of $17,289 and $17,453 during the years ended June 30, 2005 and 2004, respectively.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2005 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Outstanding (2)

Ricardo G. Brutocao (President, Chief Executive Officer and director) 2045 W. Orangewood Avenue Orange, California 92868	10,879,547 (3)(4)	67.3%
David M. Cunningham (Chief Operating Officer, Chief Financial Officer, Secretary and director) 2045 W. Orangewood Avenue Orange, California 92868	2,666,819 (4)(5)	24.1%
Jerome Fahey (director) 920 Spring Meadow Dr. West Covina, California 91791	230,352 (6)	2.1%
Jay Kurtz (director) 2616 Queda Way Laguna Beach, California 92652	86,400 (7)	*
William J. Battison (director) 334 Meadow Grove La Cãnada Flintridge, CA 91011	44,800(8)	*
Michael Atlas 13036 Lake Wildwood Dr. Penn Valley, California 95946	1,962,496(9)	18.3%
Venture Communications Corporation 5362 Runningbrook Road Las Vegas, Nevada 89120	6,742,776 (10)	43.43%
MKB Associates, Inc. 25412 Wagon Wheel Circle Laguna Hills, California 92653	708,928 (11)	6.6%
All executive officers and directors as a group (5 persons)	11,847,318(4)(12)	70.7%

___________________
*	Less than 1%
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after June 30, 2005, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Percentage of ownership is based on 10,699,312 shares of common stock outstanding on June 30, 2005.
(3)
Includes 628,000 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2005. Includes 55,555 shares issuable upon exercise of warrants for guarantee of line of credit. Includes 707,416 shares owned by MKB Associates, Inc., a corporation owned by Mr. Brutocao’s children and of which Mr. Brutocao’s wife is president , and also includes 1,512 shares issuable upon exercise of warrants held by MKB Associates, Inc. Mr. Brutocao disclaims beneficial ownership of such securities held by MKB Associates, Inc. Includes 1,894,776 shares owned and 4,848,000 shares issuable upon exercise of warrants held by Venture Communications Corporation of which Mr. Brutocao is a director. Mr. Brutocao disclaims beneficial ownership of such securities held by Venture Communications Corporation, except to the extent of his pecuniary interest therein. Does not include 198,104 shares held by the Centergistic ESOT for the benefit of Mr. Brutocao, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

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

(5)
Includes 352,000 shares subject to options, and 1,512 shares subject to warrants exercisable or convertible within 60 days after June 30, 2005. Includes 55,555 shares issuable upon exercise of warrants for guarantee of line of credit. Does not include 72,936 shares held by the Centergistic ESOT for the benefit of Mr. Cunningham, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

(6)	Includes 108,800 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2005.
(7)	Includes 86,400 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2005.
(8)	Includes 44,800 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2005.
(9)
Includes 1,768,176 shares held by the Atlas Family Trust and 3,776 shares issuable upon exercise of warrants held by The Atlas Family Trust. Also includes 181,072 shares held by the Centergistic ESOT for the benefit of Mr. Atlas and 9,472 shares held by the Centergistic ESOT for the benefit of Mr. Atlas’ wife.

(10)	Includes 4,848,000 shares subject to warrants currently exercisable.
(11)	Includes 1,512 shares issuable upon exercise of warrants that are currently convertible or exercisable, or convertible or exercisable within 60 days after June 30, 2005.
(12)
Includes an aggregate of 1,274,400 shares subject to options, warrants and convertible notes held by all executive officers and directors that are currently exercisable or convertible or exercisable or convertible within 60 days after June 30, 2005. Includes 111,110 shares issuable upon exercise of warrants for guarantee of line of credit. Includes the 707,416 shares owned and 1,512 shares issuable upon exercise of the warrants held by MKB Associates, Inc., as to which Mr. Brutocao disclaims beneficial ownership. Includes the 1,894,776 shares owned and 4,848,000 shares issuable upon exercise of warrants held by Venture Communications Corporation, as to which Mr. Brutocao disclaims beneficial ownership, except to the extent of his pecuniary interest therein. Does not include an aggregate of 271,040 shares held by the Centergistic ESOT for the benefit of our executive officers since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by Messrs. Brutocao and Cunningham by virtue of their shared voting power as described in footnote (4) to this table. Messrs. Brutocao and Cunningham disclaim beneficial ownership of the shares held by the Centergistic ESOT except to the extent of their respective pecuniary interests therein.

The following table provides information as of June 30, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,623,400	$ 0.53	976,600

Equity compensation plans not approved by security holders	—	—	—

Total	2,623,400	$ 0.53	976,600

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

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. The line is personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at June 30, 2005 was $319,000. On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.

In connection with their personal guarantees of the line of credit, we issued 111,110 shares issuable upon exercise of warrants to our President/CEO and Vice President/COO/CFO. These warrants may be exercised at any time, are priced at $0.36, and expire January 19, 2010.

Item 13. EXHIBITS

(a)	Exhibit Index:

EXHIBIT NO.	TITLE
3.1	Articles of Incorporation of the Registrant.*
3.1	Articles of Incorporation of the Registrant.*
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.3	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.5	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.6	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.7	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.8	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.9	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.9.1	Certificate of Amendment of Articles of Incorporation of the Registrant.*
3.10	Bylaws of the Registrant*
10.1	Lease Agreement with Park Orangewood LLC dated June 17, 2003.*
10.2	Consulting Agreement with Hanover Capital Corp dated July 1, 2003.*
10.3	Consulting Agreement with Hanover Capital Corp. dated July 1, 2003.*
10.4	Consulting Agreement with The Bosphorous Group, Inc. dated August 1, 2002.*
10.5	Consulting Agreement with The Bosphorous Group, Inc. dated October 1, 2003.*
10.6	Common Stock Purchase Warrant with The Bosphorous Group dated September 1, 2003.*
10.7	Common Stock Purchase Warrant with Venture Communications Corporation dated June 26, 1998.*
10.8	Common Stock Purchase Warrant with Lenawee Trust dated June 26, 1998.*
10.9	Common Stock Purchase Warrant with Venture Communications Corporation dated September 27, 2000.*
10.10	1996 Stock Option Plan and First Amendment thereto.*
10.11	1998 Non-Employee Directors Stock Option Plan.*
10.12	Executive Employment Agreement with Ricardo G. Brutocao dated May 1, 1988.*
10.13	Form of Convertible Subordinated Promissory Note of the Registrant dated September 1, 2003 issued to certain lenders to evidence loans in the aggregate principal amount of $490,000.*
10.14
Form of Common Stock Purchase Warrant of the Registrant dated September 1, 2003 issued to holders of the Registrant’s Convertible Subordinated Promissory Notes to purchase an aggregate of 74,016 shares of the Registrant’s common stock.*

10.15	Secured Promissory Note of the Registrant dated July 1, 2003 payable to Al Wild in the principal amount of $44,220.28.*
10.16	Secured Promissory Note of the Registrant dated December 31, 2002 payable to Ricardo G. Brutocao in the principal amount of $16,875.*

10.17	Secured Promissory Note of the Registrant dated December 31, 2002 payable to David M. Cunningham in the principal amount of $8,100.*
10.18†	Distribution Agreement with Dacon Electronics Limited dated August 1, 2000.*
10.19	Judgment Purchase Agreement with Venture Communications Corporation dated September 27, 2000.*
10.20	Agreement between Lynch, Young & Co. and Los Angeles Department of Water and Power dated September 1, 2002.*
10.21	Entry into Material Definitive Agreement**
21	Subsidiaries of the Registrant.*
31.1	Certification of the President and Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C §1350
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C §1350
____________
*	Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form SB-2 (File No. 333-111378), which became effective on April 28, 2004.

**	Incorporated by reference to exhibit file as Form 8-K on September 7, 2005.

†
We obtained confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees Haskell & White LLP billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Haskell & White LLP in connection with filings or engagements for such years were $60,500.

Audit-Related Fees

The aggregate fees Haskell & White LLP billed us in the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $4,422, most of which was for audit-related services in connection with Board of Directors communication.

Tax Fees

The aggregate fees Haskell & White LLP billed us in the last fiscal year for compliance, tax advice, or tax planning were $13,300, of which all was for the year ended June 30, 2004.

All Other Fees

Haskell & White LLP did not bill us any additional fees for the last fiscal year for products and services provided by Haskell & White LLP, other than the services reported above.

Audit Committee Pre-Approval Policies

General

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Policy, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee (“general pre-approval”), or require the specific pre-approval of the Audit Committee (“specific pre-approval”). Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor.

The Policy describes the Audit, Audit-related, Tax and All Other Services that are subject to the general pre-approval of the Audit Committee. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor that are subject to general pre-approval. Under the Policy, the Audit Committee may delegate either type of pre-approval authority to its chairperson or any other member or members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting. The Policy does not delegate the Audit Committee’s responsibilities to pre-approve services performed by the independent auditor to management.

Audit Services

The annual Audit services engagement scope and terms are subject to the general pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements. Audit services also include the attestation engagement for the independent registered public accounting firm’s (the “auditor’) report on management’s assertion on internal controls for financial reporting. The Policy provides that the Audit Committee will monitor the Audit services engagement throughout the year and will also approve, if necessary, any changes in terms and conditions resulting from changes in audit scope or other items. The Policy provides for Audit Committee pre-approval of specific Audit services.

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

REGISTRANT

Date: October 12, 2005	By:	/s/ Ricardo G. Brutocao
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: October 12, 2005	By:	/s/ Ricardo G. Brutocao
President and Chief Executive Officer

Date: October 12, 2005	By:	/s/ David M. Cunningham
Chief Financial Officer (Chief Accounting Officer)

Date: October 12, 2005	By:	/s/ Jerome C. Fahey
Director

Date: October 12, 2005	By:	/s/ G. J. Kurtz
Director

Date: October 12, 2005	By:	/s/ William J. Battison
Director

CENTERGISTIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centergistic Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Centergistic Solutions, Inc. (the “Company”) as of June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
October 12, 2005

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet
As of June 30, 2005

ASSETS
Current
Cash and cash equivalents	$80,486
Trade receivables, less allowance for doubtful
accounts of $30,500	558,915
Inventories	155,136
Prepaid expenses	63,678
Miscellaneous receivables	32,750

Total current assets	890,965

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $676,196	118,050

Capitalized software development costs,
net of accumulated amortization of $1,741,487	112,100

Other assets
Deferred offering costs	554,334
Other	29,689

Total other assets	584,023

$1,705,138

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet (Continued)
As of June 30, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payable - related parties	$45,247
Line of credit - related party	319,000
Accounts payable	473,677
Accrued expenses	129,202
Deferred income	181,617

Total liabilities, all current	1,148,743

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, no par value, 80,000,000 shares authorized;
10,699,312 shares issued and outstanding	3,058,510
Additional paid-in capital	291,462
Accumulated deficit	(2,754,165)
Unearned stock compensation	(13,654)
Common stock to be redeemed	(25,758)

Total stockholders’ equity (deficit)	556,395

Total liabilities and stockholders’equity (deficit)	$1,705,138

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Operations and Comprehensive (Loss)

	Years Ended June 30,
	2005	2004

Revenues:
Software and service revenues	$3,018,436	$2,752,153
Professional services	16,560	129,680
Hardware sales	365,366	991,904

Total revenues	3,400,362	3,873,737

Cost of revenues:
Software and service costs	674,708	527,861
Professional services	4,780	105,840
Hardware costs	348,858	764,591

Total cost of revenues	1,028,346	1,398,292

Gross profit	2,372,016	2,475,445

Operating expenses:
Selling and marketing	737,764	806,211
Research and development	397,815	430,603
General and administrative	1,862,192	1,895,967

Total operating expenses	2,997,771	3,132,781

Operating loss	(625,755)	(657,336)

Other expense	(5,130)	(5,300)

Interest expense	(27,982)	(208,837)

Loss before income taxes	(658,867)	(871,473)

Income tax provision	(3,200)	(3,200)

Net loss	(662,067)	(874,673)

Other comprehensive income, net of tax	—	3,834

Comprehensive loss	$(662,067)	$(870,839)

Basis and diluted net loss per share	$(0.06)	$(0.09)

Weighted-average number of common shares outstanding	10,555,389	9,188,603

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2005 and 2004

								Accumulated
								Items of
								Other		Ttoal
			Common	Common	Additional	Unearned		Comprehensive		Stockholders'
	Common Stock		Stock	Stock to be	Paid-In	Stock	Accumulated	Income	Notes	Equity
	Shares	Amount	Issuable	Redeemed	Capital	Compensation	Deficit	(Loss)	Receivable	(Deficit)

Balance, June 30, 2003	9,221,416	$2,455,781	$—	$—	$181,132	$(28,558)	$(1,217,425)	$(3,834)	$(5,358)	$1,381,738

Warrants issued in connection with issuance of convertible promissory notes payable (Note 7)	—	—	—	—	12,533	—	—	—	—	12,533
Beneficial conversion feature on promissory notes payable (Note 7)	—	—	—	—	8,618	—	—	—	—	8,618
Stock compensation	—	—	—	—	—	7,452	—	—	—	7,452
Change in unrealized loss on securities available for sale, net	—	—	—	—	—	—	—	3,834	—	3,834
Note receivable reduction	—	—	—	—	—	—	—	—	2,518	2,518
Stock redemption payable	—	—	—	(44,220)	—	—	—	—	—	(44,220)
Redemption of shares	(78,552)	(23,585)	—	23,585	—	—	—	—	—	—
Repricing of warrants (Note 7)	—	—	—	—	82,609	—	—	—	—	82,609
Common stock issuable (Note 7)	—	—	634,375	—	—	—	—	—	—	634,375
Net loss for the year	—	—	—	—	—	—	(874,673)	—	—	(874,673)

Balance, June 30, 2004	9,142,864	2,432,196	634,375	(20,635)	284,892	(21,106)	(2,092,098)	—	(2,840)	1,214,784

Warrants issued in connection with related party line of credit	—	—	—	—	6,570	—	—	—	—	6,570
Note receivable reduction	—	—	—	—	—	—	—	—	2,840	2,840
Stock compensation	—	—	—	—	—	7,452	—	—	—	7,452
Redemption of shares	(26,184)	(8,061)	—	8,061	—	—	—	—	—	—
Stock buy—back payable	—	—	—	(13,184)	—	—	—	—	—	(13,184)
Common stock issuable (Note 7)	1,582,632	634,375	(634,375)	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(662,067)	—	—	(662,067)

Balance, June 30, 2005	10,699,312	$3,058,510	$—	$(25,758)	$291,462	$(13,654)	$(2,754,165)	$—	$—	$556,395

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2005	2004

Cash flows from operating activities
Net loss	$(662,067)	$(874,673)
Adjustments to reconcile net loss to
net cash (used) provided by operating activities:
Depreciation and amortization	177,225	205,889
Provision for doubtful accounts	(29,700)	24,215
Write-off of goodwill	-	23,600
Stock compensation	7,452	7,452
Non-cash interest expense	6,570	178,125
Loss on sale of securities
available for sale	—	2,657
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	134,904	187,276
Inventories	23,491	(14,619)
Prepaid expenses	12,840	(1,561)
Miscellaneous receivables	(8,591)	51,498
Other	—	(4,468)
Accounts payable	59,839	224,428
Accrued expenses	(19,681)	25,188
Deferred income	24,235	11,526

Net cash (used) provided by operating activities	(273,483)	46,533

Cash flows from investing activities
Proceeds from sale of securities	—	4,798
Additions to capitalized software development costs	—	(11,500)
Purchase of equipment	(23,193)	(30,758)

Net cash used by investing activities	(23,193)	(37,460)

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)

	Years Ended June 30,
	2005	2004

Cash flows from financing activities
Deferred offering costs	(86,463)	(275,172)
Principal payments on term loan and
notes payable	—	(60,000)
Borrowings on short-term debt	319,000	465,000
Repurchase of common stock	(8,061)	(23,585)
Payments received on note receivable	2,840	2,518

Net cash provided by financing activities	227,316	108,761

Net (decrease) increase in cash and cash equivalents	(69,360)	117,834

Cash and cash equivalents, beginning of period	149,846	32,012

Cash and cash equivalents, end of period	$80,486	$149,846

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$28,187	$19,852

Income tax payments	$3,997	$3,997

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)
For the Years Ended June 30, 2005 and 2004

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the year ended June 30, 2004, in conjunction with the private debt offering discussed in Note 7, notes amounting to $490,000 ($460,000 of which was received in cash) were converted to common stock issuable as of June 30, 2004. Such common stock was issued in August 2004.

During the year ended June 30, 2004, in conjunction with the private debt offering discussed in Note 7, a vendor converted $30,000 of accounts payable to a convertible promissory note.

During the year ended June 30, 2004, the Company issued warrants to purchase common stock as part of a private placement of debt. The estimated fair value of the warrants was $12,533. In connection with the private placement, the Company reclassified $53,616 of deferred offering costs to debt discount as these costs were previously incurred for a pending financing transaction. The cost of the debt discount is being accreted as non-cash interest expense over the term of the financing. The debt discount was fully accreted as of June 30, 2004 as the related debt was converted into equity (Note 7).

During the year ended June 30, 2004, the Company agreed to purchase its common stock from a shareholder (Note 4). The Company issued a note payable for $44,220 and recorded common stock to be redeemed as an offset to stockholders’ equity (deficit). During the years ended June 30, 2005 and 2004, the Company paid down the note payable by redeeming a total of $6,981 and $23,585, respectively, of common stock.

As of June 30, 2004, the Company accrued $144,375 as the estimated value of the 350,000 shares of common stock issuable issued under the Hanover agreements discussed in Note 7. These shares were issued in August 2004.

During the year ended June 30, 2005, the Company issued warrants to its two principal executives in connection with their personal guarantee of a related party line of credit. The estimated fair value of these warrants was $6,570 and such amount is recorded as non-cash interest expense.

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

Substantially all of the remaining operations are conducted by the Company’s wholly-owned Mexican subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (formerly known as AAC de Latin America) (“CALA”). The Mexican operations distribute products of its parent, as well as other telecommunications products from third parties.

LYA, Inc., a wholly owned subsidiary, is a consulting business for call centers and the telecommunications industry. As of June 30, 2004, the operations of this entity were merged into that of the parent company, and will no longer be reported as an operating segment.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2005 and 2004 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”). All significant intercompany accounts and transactions have been eliminated.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Management’s Plans / Liquidity

During the year ended June 30, 2005, the Company incurred a net loss of $662,067 and an operating loss of $625,755, which includes depreciation and amortization of $177,226, and, as of June 30, 2005, the Company had a working capital deficit of $257,778. The Company decreased costs during the year and continues to reduce operating expenses in fiscal year 2006. The Company anticipates operating at a breakeven cash flow during fiscal year 2006 and believes that the operating plan will provide the necessary capital to sustain operations throughout fiscal year 2006. In the event that revenue does not materialize in the manner the Company has forecasted, several cost cutting measures have been identified and are ready to be implemented as necessary to achieve sufficient operating levels.

Additionally, as further discussed in Note 7, the Company has completed a private offering of debt, raising gross proceeds of $490,000. These notes payable have been converted to equity in the form of common stock issuable as of June 30, 2004. Such common stock was issued in August 2004. The Company used these proceeds to complete a registration statement on Form SB-2, to begin funding its sales and marketing expansion programs and to fund current operating expenses, as necessary. The Company further contemplates an equity round of $3,000,000 during the next year as the Company commenced trading on the Over-the-Counter Bulletin Board in August 2005. The Company anticipates beginning the capital raise in the second quarter of fiscal year 2006 assuming the continuing improvement in the public financial markets.

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

The following represents the total assets by segment as of June 30, 2005:

Centergistic Solutions	$4,163,620
Centergistic Solutions - Mexico	646,970
4,810,590
Eliminations	(3,105,452)
Total consolidated assets	$1,705,138

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Segment Reporting (continued)

The total assets for LYA are not significant and are included in those of Centergistic Solutions.

The following represents the revenues, gross profit and net income (loss) by segment:

	Year Ended	Year Ended
	June 30, 2005	June 30, 2004

Centergistic Solutions

Revenues	$2,019,384	$2,717,284
Gross profit	$1,662,200	$1,952,693
Net income (loss)	$(712,539)	$(773,158)

Centergistic Solutions - Mexico

Revenues	$1,380,978	$1,026,773
Gross profit	$709,816	$498,912
Net income (loss)	$50,472	$(95,026)

LYA

Revenues	$—	$129,680
Gross profit	$—	$23,840
Net income (loss)	$—	$(6,489)

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

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

Reserve for Uuncollectible Accounts

Management evaluates accounts receivable periodically for potential uncollectible receivables based on contractual due dates. As of June 30, 2005, management estimated the reserve for uncollectible accounts to be $30,500. The Company does not require collateral on its accounts receivables.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its domestic cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At June 30, 2005, the Company did not have any amounts held in banks in excess of federally insured limits.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Concentrations (continued)

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of June 30, 2005, the Company’s largest customer accounted for 2% of total trade receivables. For each of the years ended June 30, 2005 and 2004, the Company’s largest customer accounted for 20% and 30%, respectively, of the total Company net revenues. There were no other customers that exceeded 10% of such amounts for each respective period.

As of June 30, 2005, customers of the Company’s Mexican subsidiary accounted for 71% of total trade receivables. For each of the years ended June 30, 2005 and 2004, sales to customers of the Company’s Mexican subsidiary accounted for 41% and 26%, respectively, of total Company net revenues.

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

Property, Equipment, and Leasehold Improvements (continued)

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the years ended June 30, 2005 and 2004 was $81,833 and $124,122, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of June 30, 2005 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of June 30, 2005:

June 30, 2005

CenterStats	$401,498
AgentView (fully amortized)	307,476
Other fully amortized products	1,144,613
1,853,587

Accumulated amortization	(1,741,487)
$112,100

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2003. The Company deemed that goodwill was impaired at June 30, 2004 upon conclusion of a contract, under which LYA generates substantially all of its revenues. The Company wrote off the remaining balance of $23,600. This amount is reflected in the accompanying consolidated financial statements of operations and comprehensive income (loss) as a component of continuing operations for the year ended June 30, 2004.

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of June 30, 2005, the Company capitalized a net amount of $554,334 for these services and such are included in the accompanying consolidated balance sheet as deferred offering costs. During the year ended June 30, 2004, the Company completed a debt offering (Note 7). As part of this transaction, the Company reclassified $53,615 from deferred offering costs to a contra-liability account. Such amount represented that portion of the balance that related directly to the costs of issuing the notes payable discussed in Note 7. The remaining capitalized deferred offering costs relate to a pending equity transaction. There can be no assurance that the Company will receive funding from private investors. If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2005, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. During the year ended June 30, 2005, management believes that there have been no indicators of impairment.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $69,432 through June 30, 2005 for employee stock option grants, of which $7,452 was recognized in each of fiscal years 2005 and 2004, respectively. Had compensation cost for the employee stock-based compensation awards been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Years Ended June 30,
	2005	2004
Net loss, as reported	$(662,067)	$(874,673)
Add: Stock compensation
expense recorded in
accordance with APB
Opinion No. 25	7,452	7,452
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all stock options, net of
related tax effects	(23,644)	(105,318)
Pro forma net loss	$(678,259)	$(972,539)

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 4.00% and 2.50% in fiscal years 2005 and 2004, respectively; and expected lives of ten years for all grants.

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies (continued)
Revenue Recognition (continued)

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with fiscal years beginning after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

3.    Income Taxes

Net deferred income taxes as of June 30, 2005 consist of the following components:

Deferred tax liabilities:
Capitalized software development costs	$(48,000)

Deferred tax assets:
Net operating loss carryforwards	1,474,200
State taxes	1,100
Accrued expenses	26,000
Allowance for doubtful accounts	13,100
Stock-based compensation	70,100
Depreciation and amortization	21,000
1,605,500
Less valuation allowance	(1,557,500)
Net deferred tax assets (liabilities)	$—

Components of income tax provision for the years ended June 30 are as follows:

	2005	2004
Current:
Federal	$—	$—
State	3,200	3,200
	3,200	3,200
Deferred:
Federal	$—	$—
State	—	—
	—	—

	$3,200	$3,200

The income tax provision for the years ended June 30 differs from the amount of income tax determined by applying the statutory income tax rate due to the following:

	2005	2004

Computed expected statutory expense (benefit)	$(225,100)	$(297,400)

Increase in rate resulting from:
State income taxes, net of federal benefit	2,100	2,100
Change in valuation allowance	172,600	331,100
Other	53,600	(32,600)
	$3,200	$3,200

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

3.    Income Taxes (continued)

The Company’s Mexican subsidiary was reorganized in 1997 to be treated for U.S. tax purposes as a pass-through entity. For Mexican tax purposes, this subsidiary files separate income tax returns, which include only the taxable income of that subsidiary. The U.S. federal income tax return includes only domestic taxable income.

At June 30, 2005, the Company had federal and state net operating loss carryforwards of approximately $3.8 million and $2.3 million, respectively, expiring through 2021 and 2010, respectively.  Realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations if ownership changes occur in the future. At June 30, 2005, the Company had fully reserved for the net deferred tax assets since management could not determine that they are more likely than not to be realized.

4.    Related Party Borrowings

On November 30, 2004, and as amended on March 31, 2005, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line were due July 1, 2005, but subsequently amended to July 1, 2006. On October 12, 2005, the due date was extended to July 1, 2007.

Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at June 30, 2005 is $319,000.

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

In July 2003, the Company agreed to purchase 148,328 shares of common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 commenced October 1, 2003. As each payment is made, the Company may cancel and retire 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at June 30, 2005 is $15,272.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

5.    Commitments and Contingencies

Lease Commitments

The Company leases office space and certain office equipment under various operating leases, which expire on various dates through 2008. Total rent expense for the years ended June 30, 2005 and 2004 was $159,451, and $154,179, respectively.

As of June 30, 2005, future commitments under noncancelable operating leases are as follows:

Year Ending June 30,
2006	$108,276
2007	105,900
2008	105,865
2009	5,496
2010	4,122

$329,659

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of June 30, 2005, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

401(k) Plan

The Company offers a 401(k) plan to all employees with at least three months of service and will match 50% of each employee’s contributions, up to 4% of the employee’s salary. The Company paid $17,289 and $17,453 in matching contributions for the years ended June 30, 2005 and 2004, respectively.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

5.    Commitments and Contingencies (continued)

Employee Stock Ownership Plan

The Company has an employee stock ownership plan (“ESOP”), which covers substantially all employees. A portion of the costs of administrating the ESOP are borne by the Company. Annual contributions to the employee stock ownership trust (the “Trust”), which may be made in cash or common stock of the Company, are made at the discretion of the Company’s board of directors. Participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and become fully vested upon completion of seven years of service. The Company made no contributions to the ESOP during the years ended June 30, 2005 and 2004. Substantially all of the Trust’s assets are invested in the common stock of the Company.

In the event that a terminated plan participant desires to sell his or her shares of the Company’s stock, the Company may be required to repurchase the shares from the participant at their fair market value. There were no such shares purchased by the Company during the years ended June 30, 2005 and 2004. The estimated fair value of the 2,060,600 shares owned by the ESOP at June 30, 2005, including those shares not vested, is approximately $742,000, which is based upon an independent appraisal as of June 30, 2004.

Employment Agreements

In May 1988, the Company entered into an employment agreement with its President/ CEO and director, pursuant to which this individual is currently entitled to receive monthly compensation of $19,500. He is also entitled to health insurance and other employee benefits generally available to other employees. His employment agreement as amended, terminates on the conclusion of his employment. If the Company terminates him without cause, his employment agreement provides that he is entitled to continue to receive the monthly salary for one year after termination.

In May 2005, the Company entered into an employment agreement with its Vice President/COO/CFO and director, pursuant to which this individual is currently entitled to receive annual compensation of not less than $112,000 per year. He is also entitled to health insurance and other benefits generally available to other employees. His employment agreement terminates on June 30, 2008, unless sooner if terminated upon the occurrence of certain events specified therein. If the Company terminates him without cause, his employment agreement provides that he is entitled to continue to receive the monthly salary for one year after termination.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

6.    Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At June 30, 2005, 471,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At June 30, 2005, 505,600 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the year ended June 30, is as follows:

	2005		2004
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,418,800	$0.56	2,006,000	$0.56
Granted	537,200	0.42	412,800	0.41
Expired	(332,600)	(0.42)	—	—

Outstanding at end of period	2,623,400	$0.53	2,418,800	$0.54

Exercisable at end of period	1,638,600	$0.61	1,551,400	$0.63

Weighted average fair value of options granted during the period		$0.42		$0.41

A summary of stock options outstanding at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 to $0.47	1,410,600	7.96	$0.39	425,800	$0.37
$0.52 to $0.79	1,212,800	2.70	0.69	1,212,800	0.69

	2,623,400		$0.53	1,638,600	$0.61

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

6.    Stockholders’ Equity (continued)

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005. All of these warrants were outstanding at June 30, 2005 and expired in September 2005.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005. Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”) (Note 7). In accordance with the provisions of SFAS No. 123, the value of the Fiscal 2001 warrants was estimated to be $101,332. All of these warrants were outstanding as of June 30, 2005 and expired in September 2005.

In connection with the personal guarantee of the line of credit (Note 4), the Company issued warrants to the President/CEO and the Vice President/COO/CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable at any time prior to January 19, 2010. In accordance with the provisions of SFAS No. 123, the value of these warrants was estimated to be $6,570. All of the warrants were outstanding at June 30, 2005.

See Note 7 for discussion of additional stock purchase warrants.

7.    Private Placement of Debt

During the year ended June 30, 2004, the Company entered into a total of 16 Note and Warrant Purchase Agreements (the “Agreements”). Under the Agreements, the lenders agreed to loan the Company an aggregate $490,000 ($30,000 of which was issued upon conversion of accounts payable) in exchange for convertible subordinated promissory notes (the “Notes”). The Notes, excluding all accrued interest, were convertible into shares of common stock of the Company. The principal amount of the Notes were convertible at any time, at the option of the holder, at a price of $0.3975 per share. The Notes were to automatically convert upon the earlier of the following events: i) the first anniversary date of the Notes or ii) 30 days from the effective date of a registration statement filed by the Company under the Securities Act of 1933, as amended, and the trading of the Company’s common stock on the OTC Bulletin Board. Interest accrued at a rate of 6% per annum was payable in arrears on February 1, 2004, May 1, 2004 and

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

7.    Private Placement of Debt (continued)

August 1, 2004. The notes contained a beneficial conversion feature, the value of which has been determined to be $8,618. Such was recorded as a component of the debt discount and was accreted as non-cash interest expense over the term of the Notes. Of the aggregate loan amount of $490,000, an aggregate $70,000 was loaned by two officers and a relative of an officer with an aggregate of 10,576 warrants being issued to such individuals. Pursuant to agreements reached with all the note holders, these Notes were converted into common stock issuable on June 15, 2004. These shares were subsequently issued in August 2004.

In consideration for entering into the Notes, the Company also issued warrants (the “Notes Warrants”) entitling the note holder to purchase shares up to an aggregate of 74,016 shares of the Company’s common stock that were to be received by the note holder upon conversion of the Notes discussed above. The Notes Warrants are exercisable in whole, but not in part, at any time from the date of issuance of the Notes Warrants and ending on August 31, 2005 at a price of $0.3975 per share of common stock. The Company estimated the value of these warrants at $8,618, which was accreted as non-cash interest expense over the term of the Notes, and were fully amortized upon conversion of the Notes. All of the Notes Warrants are outstanding at June 30, 2005 and expired in August 2005.

In connection with the above-described transactions, the Company paid, as a financial consulting fee, $20,750 in cash and issued warrants, exercisable at a price of $0.466 per share to purchase 44,512 shares of common stock. The Company estimated the value of the warrants at $3,915 which was recorded as a debt discount. The financial consulting fee and warrants were accreted as non-cash interest expense over the term of the Notes, and were fully amortized upon conversion of the Notes.

Upon issuance of the Notes, the Company reclassified $53,615 of related costs from deferred offering costs to a contra-liability account. Such is being accreted as non-cash interest expense over the term of the Notes, and were fully amortized upon conversion of the Notes.

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

7.    Private Placement of Debt

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

On August 16, 2004, the Company entered into an underwriting agreement with Spencer Edwards (“SE”). Under such agreement, the Company is to pay SE a commission of 10% on all sales of units in a pending private offering. As part of the agreement, the Company paid a retainer of $5,000. Such amount was classified as a deferred offering cost (see Note 2). No additional amounts have been paid under such agreement through June 30, 2005.