Form 10QSB
period 2005-09-30
CENTERGISTIC SOLUTIONS INC
filed 2005-11-14
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 000-51433

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

Yes  ☒ No ☐

As of October 31, 2005, there were 10,699,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes ☐  No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Balance Sheet at September 30, 2005 (Unaudited)

September 30,
2005
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$943
Trade receivables, less allowance for doubtful accounts of $35,500	635,169
Inventories	158,697
Prepaid expenses	82,120
Miscellaneous receivables	35,328

Total current assets	912,257

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $692,696	106,311

Capitalized software development costs,
net of accumulated amortization of $1,761,511	91,640

Other assets
Deferred offering costs	559,835
Other	27,939

Total other assets	587,774

$1,697,982

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$45,247
Accounts payable	521,461
Accrued expenses	114,296
Deferred income	249,379

Total current liabilities	930,383

Long term liabilities
Line of credit - related party	362,000
Total liabilities	1,292,383
Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized;
10,699,312 shares issued and outstanding	3,058,510
Additional paid-in capital	291,462
Accumulated deficit	(2,906,824)
Unearned stock compensation	(11,791)
Common stock to be redeemed	(25,758)
Total stockholders’ equity (deficit)	405,599

Total liabilities and stockholders’
equity (deficit)	$1,697,982

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

	2005	2004
Revenues:	(Unaudited)
Software and service revenues	$520,926	$725,008
Professional services	9,000	16,560
Hardware sales	137,400	77,783

Total revenues	667,326	819,351

Cost of revenues:
Software and service costs	112,689	104,808
Professional services	—	4,780
Hardware costs	101,561	72,672

Total cost of revenues	214,250	182,260

Gross profit	453,076	637,091

Operating expenses:
Selling and marketing	140,914	182,326
Research and development	82,872	104,643
General and administrative	371,163	465,692

Total operating expenses	594,949	752,661

Operating loss	(141,873)	(115,570)

Other expense	(857)	(2,158)

Interest expense	(9,929)	(737)

Net loss	$(152,659)	$(118,465)

Basis and diluted net loss per share	$(0.01)	$(0.01)

Weighted-average number of
common shares outstanding	10,699,312	10,128,315

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

	2005	2004
	(Unaudited)
Cash flows from operating activities
Net loss	$(152,659)	$(118,465)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	38,711	66,126
Provision for doubtful accounts	5,000	(6,052)
Stock compensation	1,863	1,863
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(81,254)	134,637
Inventories	(3,561)	(22,979)
Prepaid expenses	(18,442)	(12,853)
Miscellaneous receivables	(2,578)	1,342
Accounts payable	47,784	(22,391)
Accrued expenses	(14,907)	(43,456)
Deferred income	67,762	(11,271)

Net cash used by operating activities	(112,281)	(33,499)

Cash flows from investing activities
Purchase of equipment	(4,761)	(8,713)

Net cash used by investing activities	(4,761)	(8,713)

Cash flows from financing activities
Deferred offering costs	(5,501)	(38,773)
Borrowings on long-term debt	43,000	—
Repurchase of common stock	—	(8,061)
Payments received on note receivable	—	724

Net cash provided (used) by
financing activities	37,499	(46,110)

Net decrease in cash and cash equivalents	(79,543)	(88,322)

Cash and cash equivalents, beginning of period	80,486	149,846

Cash and cash equivalents, end of period	$943	$61,524

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$9,353	$8,862

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and for the three month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These condensed consolidated

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

2.    Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)

financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2005 and for the three months ended September 30, 2005 and 2004 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”) and Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”). All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the three months ended September 30, 2005, the Company incurred a net loss of $152,659 and an operating loss of $141,873, which includes depreciation and amortization of $38,711, and, as of September 30, 2005, the Company had a working capital deficit of $18,126. The Company demonstrated costs reductions during the three months ended September 30, 2005, as operating expenses fell to $594,949 from $752,661 in the prior period. This was achieved primarily through headcount reductions and wage concessions. The Company will continue to reduce operating expenses while working to improve sales and revenue. The Company anticipates revenue growth through targeted sales and marketing efforts and the addition of strategically placed sales personnel. The Company expects an increasing software sales trend through the remainder of this fiscal year, which should begin to produce operating profits in subsequent quarters of this fiscal year.

Additionally, the Company has signed a letter of intent with an underwriter for the purpose of a private placement debt/equity conversion offering of $3,000,000, which is anticipated to commence in the second quarter of fiscal year 2006. While there is no assurance such an offering will be successful, the Company has seen interest in the offering in the marketplace and anticipates the proceeds will be raised. However, the Company has created several different cost cutting measures and will reduce expenses as necessary should the offering not be successful and operating conditions necessitate such actions.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

2.    Summary of Significant Accounting Policies (continued)

Management’s Plans / Liquidity (continued)

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. The maximum amount under the line was subsequently increased to $400,000 on March 31, 2005. The Company believes that this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year. The expiration date of this line of credit is July 1, 2007.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003. SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. As of and for the three months ended September 30, 2005, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions - Mexico.

The following represents the total assets by segment:

September 30, 2005

Centergistic Solutions	$4,196,307
Centergistic Solutions - Mexico	585,093
4,781,400
Eliminations	(3,083,418)
Total consolidated assets	$1,697,982

The following represents the revenues, gross profit and net income (loss) by segment:

	Three Months Ended
	September 30,
	2005	2004

Centergistic Solutions

Revenues	$412,311	$566,060
Gross profit	$310,750	$488,609
Net income (loss)	$(113,402)	$(134,887)

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

2.    Summary of Significant Accounting Policies (continued)

Segment Reporting (continued)

Centergistic Solutions - Mexico

Revenues	$255,015	$253,291
Gross profit	$142,326	$148,482
Net income (loss)	$(39,257)	$16,422

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At September 30, 2005, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of September 30, 2005, the Company’s largest customer accounted for 18% of total trade receivables. For each of the three months ended September 30, 2005 and 2004, the Company’s largest customer accounted for 25% and 24% of total Company net revenues, respectively. There were no other customers that exceeded 10% of such amounts as of each respective period-end.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

2.    Summary of Significant Accounting Policies (continued)

Concentrations (continued)

As of September 30, 2005, customers of the Company’s Mexican subsidiary accounted for 53% of total trade receivables. For each of the three months ended September 30, 2005 and 2004 sales to customers of the Company’s Mexican subsidiary account for 38% and 31%, respectively, of total Company net revenues.

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of September 30, 2005, the Company capitalized a net amount of $559,835 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. These capitalized deferred offering costs relate to a pending equity transaction. There can be no assurance that the Company will receive funding from private investors. If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $71,295 through September 30, 2005 for stock option grants, of which $1,863 was recognized during the three-month periods ended September 30, 2005 and 2004. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

2.    Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

	Three Months
	Ended September 30,
	2005	2004
Net loss, as reported	$(152,659)	$(118,465)

Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	1,863	1,863

Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(4,318)	(9,811)

Pro forma net loss	$(155,114)	$(126,413)

Pro forma net loss per share	$(0.01)	$(0.01)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 4.75% and 2.75% for the three month periods ended September 30, 2005 and 2004, respectively, and expected lives of ten years for all grants.

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
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the three months ended September 30, 2005 and 2004 was $22,000 and $24,000, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

3.	Capitalized Software Development Costs (continued)

The following describes the components of capitalized software development costs as of September 30, 2005 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of September 30, 2005:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated amortization	(1,761,511)
$91,640

4.	Related Party Borrowings

On November 30, 2004, as amended on March 31, 2005, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line are due on July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at September 30, 2005 is $362,000.

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

4.	Related Party Borrowings (continued)

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after September 30, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at September 30, 2005 is $12,574.

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

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of September 30, 2005, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

6.	Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At September 30, 2005, 471,000 shares were available for grant under the terms of this Plan.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

6.    Stockholders’ Equity (continued)

Stock Option Plans (continued)

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At September 30, 2005, 496,000 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the three months ended September 30, 2005 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,623,400	$0.53
Expired	—	—
Granted	9,600	0.36

Outstanding at end of period	2,633,000	$0.53

Exercisable at end of period	1,641,000	$0.60

Weighted average fair value of options granted during the period		$0.13

A summary of stock options outstanding at September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,420,200	7.72	$0.39	428,200	$0.37
$0.52 to $0.79	1,212,800	2.45	0.69	1,212,800	0.69

	2,633,000		$0.53	1,641,000	$0.60

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Information with Respect to the Three Months Ended
September 30, 2005 and 2004 is Unaudited)

6.    Stockholders’ Equity (continued)

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005. All of these warrants expired in September 2005. In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which were exercisable at any time prior to September 2005. Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”). In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332. All of these warrants expired in September 2005.

In connection with the line of credit agreement (Note 4), the Company issued warrants to its President/CEO and Vice President/COO/CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable any time prior to January 2010. All of these warrants were outstanding as of September 30, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements, other than statements of historical fact, included in this report are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”“will,”“expect,”“intend,”“estimate,”“anticipate,”“plan,”“seek,” or “believe.”  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  Our actual future performance could differ materially from such statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Factors That May Affect Future Results” section of this report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the three month periods ended September 30, 2005 and 2004, these customers represented approximately 38% and 31%, respectively, of our total net revenues.

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

     On November 30, 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. On March 31, 2005, the maximum amount under this line was increased to $400,000. The due date of the line is July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

We intend to raise up to an additional $3,000,000 in a private offering. If this raise is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing strategy. We intend to begin the capital raise in our second quarter of fiscal year 2006. This capital raise is critical to the implementation of our sales and marketing strategy described in this report. If the raise is not successful, management has created several cost cutting strategies and will implement them as business conditions necessitate.

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

Allowance for Doubtful Accounts

     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of September 30, 2005 and June 30, 2005, our accounts receivable balances were $635,000 and $559,000, respectively, net of our estimated allowances for doubtful accounts of $36,000 and $31,000, respectively.

     The accounts receivable balance increased during the three month period ended September 30, 2005. The Company achieved lower revenue volumes during this period but several customers with large invoices stretched payments. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

Capitalized Software Development Costs
     We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. There was no capitalization of software costs during the three months ended September 30, 2005. Amortization of capitalized software costs totaled $22,000 and $24,000 for the three month periods ended September 30, 2005 and 2004, respectively.

Long-Lived Assets

     We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are to be reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on our analysis at September 30, 2005, there were no indicators of impairment of long-lived assets.

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

Results of Operations for the Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

     We believe there is some relative weakness in the economy in general and corporate infrastructure technology spending in specific. We saw decreases in revenue in almost all lines of business this past quarter, but expect to see improvement in our revenue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues
	Three Month Period Ended September 30,
	(In thousands)
	2005	%	2004	%

Centergistic (U.S.)	$412	61.8	$566	69.1
Mexico and Latin America	$255	38.2	$253	30.9
Total	$667	100.0	$819	100.0

     Total net revenues decreased by $152,000 or 19% for the three month period ended September 30, 2005 (“PE 2005”) as compared to the three month period ended September 30, 2004 (“PE 2004”). Revenues from U.S. based operations decreased by $154,000 or 27% from the PE 2004. Revenues from Mexico increased by $2,000 or 1% during PE 2005.

     In the U.S. based operations, direct sales of AgentView decreased $75,000 or 64% compared to PE 2004. The decrease is due to continued weakness in corporate infrastructure spending. We are starting to see increased sales activity from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending begins to increase, we will expect our revenue to increase.

     Distribution revenue in the U.S. dropped by $84,000 or 28% from PE 2004. Revenue from our largest distributor, Dacon, fell by $33,000 or 17% from PE 2004. We expect business from Dacon to increase during the next nine months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom installed base, and an expected roll out of our CenterStats product to that base as well.

     Installation and training revenues decreased by $15,000 or 50% from PE 2004 due to the decreased sales of AgentView and CenterStats. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Mexico and Latin America revenues increased by $2,000 or 1% as compared to PE 2004. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the Mexican and South American economies improve.

Cost of Revenues

     Cost of revenues increased to $214,000 or 32% of revenues as compared to $182,000 or 22% of revenues in PE 2004. Costs associated with hardware sales increased by $59,000, accounting for all of the increase. As a more substantial portion of our revenue over this past three months ended September 30, 2005 was derived from hardware sales, our costs related to hardware sales increased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability.

Gross Profit

Gross profit declined to 68% of revenues in PY 2005, or $453,000, as compared to 78%, or $637,000, in PY 2004. The decline in gross profit percentage is attributable to the mix of revenue toward hardware and third-party sourced products from software products. We expect to reverse this trend in upcoming quarters as we sell more AgentView and CenterStats to direct end-users.

Operating Expenses
Sales and Marketing

     Sales and marketing expenses decreased $41,000 or 23% as compared to PE 2004. We spent less on salaries due to the reduced level of staffing. Salaries were lower by $30,000 due to the lower staffing levels, and advertising expenses were lower by $12,000. We face the risk of not having the necessary capital ($3,000,000) to fully implement our sales and marketing strategy in this and our next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. However, we are planning to raise capital through the financing contemplated to begin in the second quarter of our fiscal year 2006, and will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $95,000 or 20% as compared to PE 2004. We decreased salaries through voluntary wage concession and staffing reductions. These savings amounted to $42,000, and we experienced decreased depreciation and amortization of $30,000. We decreased insurance expenses by $25,000 by changing our employee medical plan to a higher deductible plan. Payroll tax expense also decresed by $10,000 due to lower salary expense.

     We anticipate general and administrative expenses to increase as we add staff (mainly employee benefit and related costs). We will eventually have to add administrative staff, but do not plan to do so in fiscal year 2006. As we have obtained approval for stock trading, our directors and officers insurance premiums will rise by $30,000.

Research and Development

     Research and development expenses decreased by $22,000 or 21% over the same period as last year primarily due to reduced headcount. Salaries decreased by $22,000 from PE 2004.

     We plan to increase the staffing level to ten upon a successful raise of additional capital. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

     The interest expense during PE 2005 was related to borrowings on the line of credit. We had minimal interest expense during PE 2004.

Net Income (Loss)

     Net loss increased to $153,000 as compared to $118,000 in PE 2004, a $35,000 or 30% decline. The decline was primarily due to a decrease in revenue and gross profit offset by lower operating expense levels achieved in the quarter.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Liquidity and Capital Resources

     Net cash used in operating activities was $112,000 and $33,000 in PE 2005 and 2004, respectively. The net cash used for operations in PE 2005 was comprised primarily the net loss, depreciation and amortization of $39,000, and a net decrease in assets and liabilities of $5,000. The net cash used for operations in PE 2004 was comprised primarily of the net loss, depreciation and amortization of $66,000, and a net increase in assets and liabilities of $24,000.

     Net cash from investing activities used $5,000 in PE 2005 and $9,000 in PE 2004. The cash used in both period ends were primarily due to purchase of fixed assets.

     Net cash provided by financing activities was $37,000 in PE 2005 as compared to a use of $46,000 in PE 2004. The cash provided in PE 2005 came primarily from borrowings on long-term debt. The PE 2004 use was primarily due to additions to deferred offering costs of $39,000.

     In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of September 30, 2005, the balance of these loans is $24,975.

     In July 2003, we agreed to purchase 148,328 shares of our common stock from Al Wild, a former employee, for $44,220 and issued our secured promissory note payable to Mr. Wild in such amount. Our note bears interest at the rate of 5% per annum, and monthly payments of principal and interest in the amount of $2,700 are due and payable on the note commencing September 30, 2003. As each monthly payment is made on our note, we may cancel and retire 8,728 of the shares. Mr. Wild may cancel our note at any time and elect to receive the remainder of the shares we purchased from him that have not been cancelled and retired by us in accordance with our agreement. Payment of our note to Mr. Wild is secured by all of our assets. We are currently in default under the terms of this note.

     In November 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $300,000 secured by a lien on all the assets of the Company. On March 31, 2005, the maximum amount of borrowings under the line was increased to $400,000. The due date of the line is July 1, 2007. The balance of this line at September 30, 2005 was $362,000.

     As of September 30, 2005, including the results of operations for the three months then ended, our working capital was a deficit of $18,000. We believe that we will be able to convert our accounts receivable into the cash necessary to continue operations for the balance of fiscal year 2006.

     We intend to raise up to an additional $3,000,000 in a private offering tentatively commencing in the second quarter of our fiscal year 2006. If this raise is successful, as to which there is no assurance, we intend to use the proceeds to add sales management and staff, conduct a marketing launch of CenterStats, form strategic partnerships with consulting organizations such as Accenture, EDS, IBM Global Services and Perot Systems, and heavily advertise and promote our products and services during our next two fiscal years. As of the date of this filing, we have not entered into any agreement or had any material discussions with any such consulting organizations regarding the formation of a strategic partnership.

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

     We currently have not entered into any agreements nor are we currently in discussions with any potential merger or acquisition candidate. However, we intend to pursue an acquisition strategy upon successful completion of a capital raise. As we believe our current market space has a number of relatively small companies, our strategy will be to increase market share, customer base, and technology by acquiring these companies. We also believe that acquiring certain key distributors, thereby securing our sales channels, makes sound business sense. We may possibly seek to acquire one or more distributors in the future.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $153,000 during the three months ended September 30, 2005, and as of such date our accumulated deficit was $2,907,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the three month periods ended September 30, 2005 and 2004 were $667,000 and $819,000, respectively.

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

     We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years. For the three month periods ended September 30, 2005 and 2004, Dacon accounted for 25% and 24%, respectively, of net revenues, and 18% of total trade receivables as of September 30, 2005. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the three month periods ended September 30, 2005 and 2004, these customers represented approximately 38% and 31%, respectively, of our total net revenues.

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

     While the Company as a whole is not dependent upon the telecommunications industry, our AgentView legacy products are substantially positioned in the sector. Our business would be adversely affected to the extent that the telecommunications industry continues to contract through consolidation and advances in technology, or does not achieve sustainable growth particularly usage by companies who use multiple software applications. A number of factors may inhibit the telecommunications industry’s growth, including:

•	financial difficulties;

•	competitive concerns centered around large-scale price cutting;

•	reluctance of industry companies to place purchase orders for capital expenditures; and

•	lack of increasing customer demand for premium and high-speed services.

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

     As of September 30, 2005 our officers and directors beneficially owned a total of 11,847,318 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after September 30, 2005), or approximately 71% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

     We had 10,699,312 shares of common stock outstanding on September 30, 2005. An additional 7,870,638 shares underlying options, and warrants outstanding on September 30, 2005 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is a limited market for our common stock and we cannot assure you that a market will be sustained.

     Our common stock has begun trading in the over-the-counter market on the OTC Electronic Bulletin Board. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

We are in default on a note payable.

We are in default under a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750. The current balance of the note is $15,272 and our last payment on the note was made in August 2004. The note is secured by substantially all of our assets.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending June 30, 2008. In order to comply with the Act, the Company must undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines establishes by Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PART II. OTHER INFORMATION

On October 18, 2005, the Board of Directors accepted the President/CEO's voluntary reduction in compensation from $18,500 per month to $13,500.  The Board also allowed the President/CEO to perform any outside consulting activity to supplement his salary reduction, as long as the consulting does not directly compete with Centergistic Solutions, Inc.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750 pursuant to contractual terms. The current balance of the note payable is $15,272 and the Company’s most recent payment under the note agreement was in August 2004. The note is secured by substantially all of the Company’s assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERGISTIC SOLUTIONS, INC.

Date: November 14, 2005	By:	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao, President

Date: November 14, 2005	By:	/s/ David M. Cunningham
David M. Cunningham, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of CEO - Rule 13a - 14(a) or 15d - 14(a)*
31.2	Certification of CFO - Rule 13a - 14(a) or 15d - 14(a)*
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*  Filed herewith
+  Furnished herewith