Form 10QSB
period 2005-12-31
CENTERGISTIC SOLUTIONS INC
filed 2007-01-22
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
-OR-

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

Yes ☐  No ☒

As of January 31, 2006, there were 10,724,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes ☐  No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet at December 31, 2005 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Six and Three Months Ended December 31, 2005 and 2004 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2005 and 2004 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3. Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet
December 31,
2005
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$125,703
Trade receivables, less allowance for doubtful
accounts of $41,500	624,340
Inventories	173,378
Prepaid expenses	82,222
Miscellaneous receivables	35,328

Total current assets	1,040,971

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $642,783	95,772

Capitalized software development costs,
net of accumulated amortization of $1,781,971	71,180

Other assets
Deferred offering costs	529,854
Other	13,271

Total other assets	543,125

$1,751,048

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet (continued)

December 31,
2005
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes payables - related parties	$45,247
Notes payables - Line of Credit-related party	400,000
Accounts payable	566,483
Accrued expenses	123,958
Deferred income	306,793

Total liabilities, all current	1,442,481

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized;
10,699,312 shares issued and outstanding	3,058,510
Additional paid-in capital	291,462
Accumulated deficit	(3,005,719)
Unearned stock compensation	(9,928)
Common stock to be redeemed	(25,758)

Total stockholders’ equity (deficit)	308,567

Total liabilities and stockholders’
equity (deficit)	$1,751,048

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$1,263,229	$1,574,374	742,303	849,366
Professional services	31,300	16,560	22,300	-
Hardware sales	239,411	195,006	102,011	117,223

Total revenues	1,533,940	1,785,940	866,614	966,589

Cost of revenues:
Software and service costs	356,696	290,005	244,007	185,197
Professional services	-	4,780	-	-
Hardware costs	172,787	163,909	71,226	91,237

Total cost of revenues	529,483	458,694	315,233	276,434

Gross profit	1,004,457	1,327,246	551,381	690,155

Operating expenses:
Selling and marketing	298,669	363,919	157,755	181,593
Research and development	156,682	205,651	73,810	101,008
General and administrative	774,996	932,943	403,833	467,251

Total operating expenses	1,230,347	1,502,513	635,398	749,852

Operating loss	(225,890)	(175,267)	(84,017)	(59,697)

Other expense	(5,424)	(4,682)	(4,567)	(2,524)

Interest expense	(17,040)	(2,410)	(7,111)	(1,673)

Loss before income taxes	(248,354)	(182,359)	(95,695)	(63,894)

Income tax provision	(3,200)	(3,200)	(3,200)	(3,200)

Net loss	(251,554)	(185,559)	(98,895)	(67,094)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive loss	$(251,554)	$(185,559)	(98,895)	(67,094)

Basis and diluted net loss per share	$(0.02)	$(0.02)	(0.01)	(0.01)

Weighted-average number of
common shares outstanding	10,699,312	10,413,813	10,699,312	10,691,312

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities
Net loss	$(251,554)	$(185,559)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	73,621	95,892
Provision for doubtful accounts	6,000	(4,310)
Stock compensation	3,726	3,726
Non-cash interest expense		-
Loss on sale of securities
available for sale		-
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(71,425)	(154,765)
Inventories	(18,242)	(21,798)
Prepaid expenses	(18,544)	(12,380)
Miscellaneous receivables	(2,578)	(4,959)
Deposits	8,270	-
Other	4,647	-
Accounts payable	92,806	47,445
Accrued expenses	(5,244)	17,292
Deferred income	125,176	83,321

Net cash used by operating activities	(53,341)	(136,095)

Cash flows from investing activities
Proceeds from sale of securities	-	-
Additions to capitalized software development costs		-
Purchase of equipment	(6,922)	(10,136)

Net cash used by investing activities	(6,922)	(10,136)

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	December 31,
	2005	2004
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	24,480	(81,463)
Principal payments on term loan and
notes payable	-	-
Borrowings on short-term debt	81,000	150,000
Repurchase of common stock	-	(5,363)
Payments received on note receivable	-	1,460

Net cash (used) provided by
financing activities	105,480	64,634

Net (decrease) increase in cash and cash equivalents	45,217	(81,597)

Cash and cash equivalents, beginning of period	80,486	149,846

Cash and cash equivalents, end of period	$125,703	$68,249

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$16,140	$10,085

Income tax payments	$3,200	$3,200

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2005 and for the six month periods ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of December 31, 2005 and for the six months ended December 31, 2005 and 2004 include the accounts of the Company and its wholly owned subsidiaries, Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”). All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the six months ended December 31, 2005, the Company incurred a net loss of $251,554 and an operating loss of $225,890, which includes depreciation and amortization of $73,621, and, as of December 31, 2005, the Company had working capital deficit of $(401,510). The Company demonstrated improved margins during the six months ended December 31, 2005, as the margin percentage increased to 66% from 65% in the prior period. This was achieved on a 14% decrease in revenue. The Company has also undertaken steps to reduce operating costs. Headcount and program reduction were undertaken in all operating areas of the Company. Operating expenses were reduced by $272, 166 or 18%. The Company anticipates revenue growth through an improved economy, increased sales of new software products to our European distributor, targeted sales and marketing efforts, addition of strategically placed sales personnel, and expects the reduced cost effect to continue this fiscal year and produce operating profits throughout the next fiscal year.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003. SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. As of and for the six months ended December 31, 2005, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions - Mexico.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

2. Summary of Significant Accounting Policies (continued)

Segment Reporting (continued)

The following represents the total assets by segment:

December 31, 2005
Centergistic Solutions	$4,112,075
Centergistic Solutions - Mexico	709,333
4,821,408
Eliminations	(3,070,360)
Total consolidated assets	$1,751,048

The following represents the revenues, gross profit and net income (loss) by segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Centergistic Solutions
Revenues	$353,705	$564,914	$766,016	$1,130,974
Gross profit	$275,136	$478,456	$585,886	$967,065
Net income (loss)	$(141,945)	$(121,567)	$(255,347)	$(256,454)
Centergistic Solutions - Mexico
Revenues	$512,909	$401,675	$767,924	$654,966
Gross profit	$276,245	$211,669	$418,571	$360,181
Net income (loss)	$43,050	$54,473	$3,793	$70,895

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
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

2. Summary of Significant Accounting Policies (continued)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At December 31, 2005, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of December 31, 2005, the Company’s largest customer accounted for 9% of total trade receivables. For each of the six months ended December 31, 2005 and 2004, the Company’s largest customer accounted for 15% and 21% of total Company net revenues, respectively. There were no other customers that exceeded 10% of such amounts as of each respective period-end.

As of December 31, 2005, customers of the Company’s Mexican subsidiary accounted for 67% of total trade receivables. For each of the six months ended December 31, 2005 and 2004 sales to customers of the Company’s Mexican subsidiary account for 50% and 37%, respectively, of total Company net revenues.

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of December 31, 2005, the Company capitalized a net amount of $549,334 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. There can be no assurance that the Company will receive funding from private investors. If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated or the Company finds there is no market for the public shell.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $63,753 through December 31, 2005 for stock option grants, of which $3,726 was recognized during the six-month periods ended December 31, 2005 and 2004. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

2. Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued
	Six Months Ended December 31,
	2005	2004

Net loss, as reported	$(251,554)	$(185,559)

Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	3,726	3,726

Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(8,738)	(17,834)

Pro forma net loss	$(256,566)	$(199,667)

Pro forma net loss per share	$(0.02)	$(0.02)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 3.25% and 3.25% for the six month periods ended December 31, 2005 and 2004, respectively, and expected lives of ten years for all grants.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

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
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically six to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the six months ended December 31, 2005 and 2004 was $40,920 and $40,416, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of December 31, 2005 and the related estimated lives:

	Date Technological Feasibility Established	Estimated Life
CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of December 31, 2005:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated amortization	(1,781,971)
$71,180

4. Notes Payable - Related Parties

On November 30, 2004, as amended on March 31, 2005, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line are due on July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at December 31, 2005 is $400,000.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after December 31, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at December 31, 2005 is $15,272.

5. Commitments and Contingencies

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2005, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

6. Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At December 31, 2005, 320,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At December 31, 2005, 512,000 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the six months ended December 31, 2005 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,623,400	$.53
Expired	(270,400)	(.60)
Granted	48,000.36

Outstanding at end of period	2,401,000	$.52

Exercisable at end of period	1,557,800	$.58

Weighted average fair value of options granted during the period		$.36

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

6. Stockholders’ Equity (continued)

Stock Option Plans (continued)

A summary of stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,452,200	7.54	$.39	609,000	$.38
$0.52 to $0.79	948,800	2.64	.71	948,800.71

	2,401,000		$.52	1,557,800	$.58

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005. All of these warrants expired during the six months ended December 31, 2005.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005. Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”). In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332. All of these warrants expired during the six months ended December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Six Months Ended
December 31, 2005 and 2004 is Unaudited)

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

In consideration for entering into the Notes, the Company also issued warrants (the “Notes Warrants”) entitling the note holder to purchase shares up to an aggregate of 74,016 shares of the Company’s common stock that will be received by the note holder upon conversion of the Notes discussed above. The Notes Warrants are exercisable in whole, but not in part, at any time from the date of issuance of the Notes Warrants and ending on August 31, 2005 at a price of $0.3975 per share of common stock. The Company estimated the value of these warrants at $8,618, which was accreted as non-cash interest expense over the term of the Notes. The Notes Warrants expired during the six months ended December 31, 2005.

Of the aggregate loan amount of $490,000, an aggregate $70,000 was loaned by two officers and a relative of an officer with an aggregate of 10,576 warrants being issued to such individuals.

In connection with the above-described transactions, the Company paid, as a financial consulting fee, $20,750 in cash and issued warrants, exercisable at a price of $0.466 per share to purchase 44,512 shares of common stock. The Company estimated the value of the warrants at $3,915 which was recorded as a debt discount. The financial consulting fee and warrants were accreted as non-cash interest expense over the term of the Notes. The warrants expired during the six months ended December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

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

     Our company operates through its domestic headquarters and our wholly-owned Mexican subsidiary located in Mexico City, Mexico. Our domestic operation sells AgentView, CenterStats, and the related hardware necessary to run these applications or display statistics derived from these applications, training and educational services, installation, custom programming and support services. Our Lynch Young & Company Professional Services Group wound up operations in June 2004 and was subsequently merged into the operations of Centergistic...

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

Current Conditions

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the six month periods ended December 31, 2005 and 2004, these customers represented approximately 50% and 37%, respectively, of our total net revenues.

     Our revenues in these countries are derived from our subsidiary, Centergistic Solutions, Inc. Latin America S. R. L. de C.V., a limited liability partnership. Its office is located in Mexico City and houses 20 employees. This company acts primarily as a distributor, selling our AgentView and CenterStats products along with others sourced from third party vendors such as PC call accounting, voicemail products, data collection devices, and LED display boards. This company sells its products primarily to companies such as Avaya, Siemens and Alcatel.

On November 30, 2004, and amended March 31, 2005, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We are currently at the maximum borrowing base of the line of credit. We believe current operations will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

In October 2005, we reduced headcount and eliminated programs in order to reduce our operating costs. With the decline in revenues from last fiscal year, we were forced to eliminate as much expense as possible in order to continue operating the business. We reduced our operating expenses by $272,000, or 18%, from last year. Much of this reduction was in payroll and related employment costs. We expect this cost reduction trend to continue throughout the remainder of the fiscal year.

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

Allowance for Doubtful Accounts

     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2005 and June 30, 2005, our accounts receivable balances were $624,000 and $559,000, respectively, net of our estimated allowances for doubtful accounts of $42,000 and $31,000, respectively.

     The accounts receivable balance increased during the six month period ended December 31, 2005. The Company achieved lower revenue volumes during this period but the revenue mix included a higher percentage of Mexico and Latin America sales which have longer collection cycles therefore increasing the receivable balances. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

     The accounts receivable turnover at December 31, 2005 has degraded from 58 to 74 days. We attribute this worsening to lower sales volume and the mix of Mexico and Latin America sales resulting in longer collection cycles. We do expect the turnover to slow down as we increase sales of CenterStats with larger invoice amounts and longer payment cycle.

Capitalized Software Development Costs

     We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Amortization of capitalized software costs totaled $41,000 and $40,000 for the six month periods ended December 31, 2005 and 2004, respectively.

Long-Lived Assets

     During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of December 31, 2005, no such indicators of impairment were identified by management.

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

Results of Operations for the Six Months Ended December 31, 2005 as Compared to the Six Months Ended December 31, 2004

     We believe there is some improvement in the economy in general and corporate infrastructure technology spending in specific. Unfortunately, we saw decreases in revenue in our U.S. and European markets, but an improvement in our Mexican subsidiary. But we expect to see improvement in our revenue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Six Month Period Ended December 31, (In thousands)
	2004	%	2003	%
Centergistic (U.S.)	$766	49.9	$1,131	63.3
Mexico and Latin America	$768	50.1	$655	36.7
Total	$1,534	100.0	$1,786	100.0

     Total net revenues decreased by $252,000 or 14% for the six month period ended December 31, 2005 (“PE 2005”) as compared to the six month period ended December 31, 2004 (“PE 2004”). Revenues from U.S. based operations decreased by $365,000 or 32% from the PE 2004. Revenues from our Mexican subsidiary increased by $113,000 or 17% during PE 2005.

     In the U.S. based operations, direct sales of AgentView decreased $110,000 or 59% compared to PE 2004. We were not successful in penetrating the market and the sales cycle has taken longer than expected. Some the decline is due to reductions in advertising, promotions, travel and attendance at trade shows. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

     Distribution revenue in the U.S. dropped by $174,000 or 42% from PE 2004. Revenue from our largest distributor, Dacon, fell by $134,000 or 362% from PE 2004. We expect business from Dacon to increase during the next nine months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well.

     Installation and training revenues decreased by $37,000 or 56% from PE 2004. These revenues dropped due to the reduction in software sales. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Mexico and Latin America revenues increased by $113,000 or 17% as compared to PE 2004. The Mexican economy has stabilized and we except this trend to continue through the remainder of the fiscal year. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

Cost of Revenues

     Cost of revenues increased to $530,000 or 35% of revenues as compared to $459,000 or 26% of revenues in PE 2004. Costs associated with hardware and third party products sales increased by nearly $70,000. As a lesser portion of our revenue over this past six months ended December 31, 2005 was derived from software and service sales, our costs related to hardware and third-party products increased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability. We expect declining hardware revenues and costs throughout this remainder of the fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit declined to 65% of revenues in PE 2005, or $1,004,000, as compared to 74%, or $1,327,000, in PE 2004. The decline in gross profit percentage is attributable to the mix of revenue to hardware and third-party sourced products from software and service products. We expect this trend to end as we sell more AgentView and CenterStats to direct end-users throughout the remainder of the fiscal year.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $65,000 or 18% as compared to PE 2004. We spent less on sales salaries and wages by $32,000 due to reduced staff. Advertising expenses were lower by $26,000 and travel expenses were lower by $10,000. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. We plan to slowly hire sales professionals and developers as funds permit. We will hire to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $158,000 or 17% as compared to PE 2004. Salaries and wages and the related payroll taxes decreased by $127,000 due to reductions in pay by the CEO and CFO and the consolidation of our support personnel which eliminated 2 heads. Depreciation expense was reduced by $25,000. Insurance premiums were reduced by $40,000 by switching to a higher deductible plan for the employees.

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

Research and Development

     Research and development expenses decreased by $49,000 or 24% over the same period as last year primarily due to closing our development office in India. We had previously employed a staff of four programmers in India to help with writing and testing new code. Due to cost and management constraints, we elected to terminate the staff. This resulted in a savings of $46,000 in salaries and wages from the previous year.

     We plan to increase the staffing level upon achieving sufficient operational cash flow. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

     The interest expense during PE 2005 was related primarily to interest on the line of credit. This expense is expected to remain constant until we achieve sufficient operating cash necessary to begin to pay down the debt. We did incur approximately $5,000 in exchange rate losses from funds in Mexico and the U.K in PE 2005.

Net Income (Loss)

     Net loss increased to $252,000 as compared to $186,000 in PE 2004, a $66,000 or 35% decline. The decline was primarily due to lower revenue levels achieved in the quarter.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Liquidity and Capital Resources

     Net cash used in operating activities was $53,000 in PE 2005 and $136.000 in PE 2003. The net cash used for operations in PE 2005 was comprised primarily of loss from operations of $252,000 offset by depreciation and amortization of $74,000, and a net increase from changes in assets and liabilities of $115,000. The net cash used for operations in PE 2004 was comprised primarily of the loss from operations of $186,000 offset by depreciation and amortization of $96,000 and a net decrease from changes in assets and liabilities of $47,000.

     Net cash from investing activities used $7,000 in PE 2005 as compared to a use of $10,000 in PE 2004. The cash used in both period ends were primarily due to purchase of fixed assets.

     Net cash provided from financing activities was $105,000 in PE 2005 as compared to $65,000 in PE 2003. The amount provided in PE 2005 was primarily due to borrowings of $81,000 and reductions in deferred offering costs of $25,000. The PE 2004 amount came from a net $150,000 in borrowings offset by deferred offering costs of $81,000.

     We had deficit working capital of $401,000 at December 31, 2005.

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

In November 2003, and amended March 2005, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $400,000 secured by a lien on all the assets of the Company. The balance of this line at December 31, 2005 was $400,000.

     As of December 31, 2005, including the results of operations for the six months then ended, our working capital decreased to a deficit of $401,000 including $307,000 of deferred income. A substantial portion of the deferred income will be converted into revenue during the remainder of our fiscal year. We believe that the cost reductions undertaken during the past six months will continue to provide expense reductions and cash flow relief necessary to continue operations for the balance of fiscal year 2006.

     We face the risk that we will not be able to raise the necessary capital to fully fund our sales and marketing plan. If we are not successful in raising capital, we will have to scale back our plans for the future. This will impact our future revenue growth and profitability.

     If a capital raise is not successful, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow. We will also scale back our future product launch and marketing of CenterStats to the level that they will be funded by operational cash flow. We will also implement, necessitated on business conditions, several cost cutting strategies identified by management.

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

Results of Operations for the Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

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

Revenues

	Three Month Period Ended December 31, (In thousands)
	2005	%	2004	%
Centergistic (U.S.)	$354	58.4	$565	58.4
Mexico and Latin America	$513	41.6	$402	41.6
Total	$867	100.0	$967	100.0

     Total net revenues decreased by $100,000 or 10% for the three month period ended December 31, 2005 (“PE 2005”) as compared to the three month period ended December 31, 200 (“PE 2004”). Revenues from U.S. based operations decreased by $211,000 or 37% from the PE 2004. Revenues from Mexico increased by $111,000 or 28% during PE 2005.

     In the U.S. based operations, direct sales of AgentView decreased $76,000 or 71% compared to PE 2004. We were not successful in penetrating the market and the sales cycle has taken longer than expected. Some the decline is due to reductions in advertising, promotions, travel and attendance at trade shows. We also saw a decline is direct hardware sales of $80,000 during PE 2005. Our foucs has turned away from hardware sales, concentrating primarily on selling software and services. We expect this trend of reducing hardware sales to continue throughout the remainder of the fiscal year and beyond. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

     Distribution revenue in the U.S. dropped by $79,000 or 32% from PE 2004. Revenue from our largest distributor, Dacon, fell by $114,000 or 63% from PE 2004. We believe the weakness in the U.K. market is concluding and we expect to see additional business as Dacon is currently undergoing a management led buy out. We expect business from Dacon to increase during the next nine months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well.

     Installation and training revenues decreased by $20,000 or 57% from PE 2004 due to the decreased sales of AgentView and CenterStats. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Mexico and Latin America revenues increased by $111,000 or 28% as compared to PE 2004. The Mexican economy has stabilized and we except this trend to continue through the remainder of the fiscal year. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

Cost of Revenues

     Cost of revenues increased to $315,000 or 36% of revenues as compared to $276,000 or 29% of revenues in PE 2004. Costs associated with hardware and third party products sales increased by $39,000. As a lesser portion of our revenue over this past three months ended December 31, 2005 was derived from software and service sales, our costs related to hardware and third-party product sales increased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability. We expect declining hardware revenues and costs to occur throughout the remainder of our fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit declined to 64% of revenues in PE 2005, or $551,000, as compared to 71%, or $690,000, in PE 2004. The decline in gross profit percentage is attributable to the mix of revenue to hardware and third-party sourced products from software and service products. We expect this trend to reverse as we sell more AgentView and CenterStats to direct end-users and reduce our hardware sales.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $24,000 or 13% as compared to PE 2004. We saw decreased salaries and wages of $20,000 and lower advertising costs of $14,000. These decreases were offset by an increase in trade show expenditures of $5,000. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive the capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we are not successful in raising capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $63,000 or 13% as compared to PE 2004. Salaries and wages and the related payroll taxes decreased by $41,000 due to reductions in pay by the CEO and CFO and the consolidation of our support personnel which eliminated 2 heads. Insurance premiums were reduced by $18,000 by switching to a higher deductible plan for the employees. We reduced our office supplies by $3,000.

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

Research and Development

     Research and development expenses decreased by $27,000 or 27% over the same period as last year primarily due to closing our development center which opened in India in May 2003. Salaries decreased by $20,000 due to the reductions related to the India closure and travel costs decreased by $4,000 due to not traveling to India as frequently.

     We plan to increase the staffing level upon generating sufficient operational cash flow. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

     The interest expense during PE 2005 was related to interest on the line of credit. This expense is expected to remain constant until we achieve sufficient operating cash necessary to begin to pay down the debt. We did incur approximately $4,000 in exchange rate losses from funds in Mexico and the U.K.

Net Income (Loss)

     Net loss decreased to $99,000 as compared to $67,000 in PE 2004, a $32,000 or 48% decline. The decline was primarily due to lower revenue levels achieved in the quarter.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $252,000 during the six months ended December 31, 2005, and as of such date our accumulated deficit was $3,006,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the six month periods ended December 31, 2005 and 2004 were $1,534,000 and $1,786,000, respectively.

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

We believe that the proceeds of a private placement offering or public stock offering, together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report. Thereafter, we may need to raise additional funds.

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

     We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years. For the six month periods ended December 31, 2005 and 2004, Dacon accounted for 15% and 21%, respectively, of net revenues, and 9% of total trade receivables as of December 31, 2005. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the six month periods ended December 31, 2005 and 2004, these customers represented approximately 50% and 37%, respectively, of our total net revenues.

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

     As of December 31, 2005 our officers and directors beneficially owned a total of 6,884,294 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after December 31, 2005), or approximately 58% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

     We had 10,699,312 shares of common stock outstanding on December 31, 2005. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 2,512,110 shares underlying options and warrants outstanding on December 31, 2005 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure you that a market will develop or what the market price of our common stock will be.

     Although our common stock has very limited trading on the over-the-counter market on the OTC Electronic Bulletin Board, we can give no assurance that an active trading market will develop. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

CENTERGISTIC SOLUTIONS, INC.

Date: January 18, 2007	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao, Chief Executive Officer

Date: January 18, 2007	/s/ David M. Cunningham
David M. Cunningham, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
No.	Description

31.1	Certification of CEO - Rule 13a - 14(a) or 15d - 14(a)*

31.2	Certification of CFO - Rule 13a - 14(a) or 15d - 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*  Filed herewith
+  Furnished herewith