Form 10QSB
period 2006-03-31
CENTERGISTIC SOLUTIONS INC
filed 2007-01-23
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Yes  ☐ No ☒

As of April 30, 2006, there were 10,724,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes ☒  No ☐

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Nine and Three Months Ended March 31, 2006 and 2005 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2006 and 2005 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3. Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

March 31,
2006

ASSETS
Current
Cash and cash equivalents	$81,997
Trade receivables, less allowance for doubtful
accounts of $53,250	661,796
Inventories	133,534
Prepaid expenses	46,351
Miscellaneous receivables	37,328

Total current assets	961,006

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $715,896	85,734

Capitalized software development costs,
net of accumulated amortization of $1,802,426	50,725

Other assets
Deferred offering costs	529,854
Other	23,475

Total other assets	553,329

$1,650,794

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet (continued)

March 31,
2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes payables - related parties	$47,997
Notes payables - Line of credit-related party	385,000
Accounts payable	385,006
Accrued expenses	168,593
Deferred income	351,918

Total liabilities, all current	1,338,514

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized;
10,724,312 shares issued and outstanding	3,058,510
Additional paid-in capital	291,462
Accumulated deficit	(3,003,869)
Unearned stock compensation	(8,065)
Common stock to be redeemed	(25,758)

Total stockholders’ equity (deficit)	312,280

Total liabilities and stockholders’
equity (deficit)	$1,650,794

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$2,011,309	$2,329,705	748,080	755,331
Professional services	69,698	16,560	38,398	-
Hardware sales	326,016	329,921	86,605	134,915

Total revenues	2,407,023	2,676,186	873,083	890,246

Cost of revenues:
Software and service costs	430,044	442,487	73,348	152,482
Professional services	16,242	4,780	16,242	-
Hardware costs	257,045	291,901	84,258	127,992

Total cost of revenues	703,331	739,168	173,848	280,474

Gross profit	1,703,692	1,937,018	699,235	609,772

Operating expenses:
Selling and marketing	460,729	552,256	162,060	188,337
Research and development	227,359	306,997	70,677	101,346
General and administrative	1,224,527	1,431,088	449,531	498,145

Total operating expenses	1,912,615	2,290,341	682,268	787,828

Operating loss	(208,923)	(353,323)	16,967	(178,056)

Other expense	(5,191)	(4,725)	233	(43)

Interest expense	(32,390)	(12,185)	(15,350)	(9,775)

Income (loss) before income taxes	(246,504)	(370,233)	1,850	(187,874)

Income tax provision	(3,200)	(3,200)	-	-

Net Income (loss)	(249,704)	(373,433)	1,850	(187,874)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive Income (loss)	$(249,704)	$(373,433)	1,850	(187,874)

Basis and diluted net loss per share	$(0.02)	$(0.04)	-	(0.02)

Weighted-average number of
common shares outstanding	10,705,334	10,507,590	10,717,645	10,699,312

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2006	2005

Cash flows from operating activities
Net loss	$(249,704)	$(373,433)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	106,325	134,561
Provision for doubtful accounts	22,750	(7,000)
Stock compensation	5,589	5,589
Non-cash interest expense
Loss on sale of securities
available for sale
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(125,631)	(68,519)
Inventories	21,602	(18,504)
Prepaid expenses	17,327	(34,388)
Miscellaneous receivables	(4,578)	(12,706)
Deposits	5,964	-
Deferred legal fees	(5,000)	-
Accounts payable	(88,671)	54,440
Accrued expenses	43,891	(25,378)
Deferred income	170,301	47,244

Net cash used by operating activities	(79,835)	(298,094)

Cash flows from investing activities
Proceeds from sale of securities	-	-
Additions to capitalized software development costs	-	-
Purchase of equipment	(7,384)	(18,867)

Net cash used by investing activities	(7,384)	(18,867)

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	19,480	(86,463)
Issuance of common stock	5,000
Borrowings on short-term debt	66,000	285,000
Repurchase of common stock	2,750	(5,363)
Loan against distribution	(4,500)	(500)
Payments received on note receivable	-	2,202

Net cash (used) provided by
financing activities	88,730	194,876

Net (decrease) increase in cash and cash equivalents	1,511	(122,085)

Cash and cash equivalents, beginning of period	80,486	149,846

Cash and cash equivalents, end of period	$81,997	$27,761

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$31,040	$19,410

Income tax payments	$3,200	$3,200

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three and nine month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”). All significant intercompany accounts and transactions have been eliminated.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

2.            Summary of Significant Accounting Policies (continued)

Management’s Plans / Liquidity

During the nine months ended March 31, 2006, the Company incurred a net loss of $249,704 and an operating loss of $208,923, which includes depreciation and amortization of $106,325, and, as of March 31, 2006, the Company had a working capital deficit of $(377,508). The Company demonstrated reduced operating costs during the nine months ended March 31, 2006, as the costs decreased by $377,726 or from 86% of revenues to 79% in the current period. This was achieved on a 10% decrease in revenue, of $269,163. The Company has reduced costs through headcount reductions and less discretionary expenditures. The Company expects this reduced level of operating expenses to continue through the remainder of the fiscal year. The Company anticipates revenue growth through an improved economy, increased sales of new software products to our European distributor, targeted sales and marketing efforts, addition of strategically placed sales personnel, and expects an increased software sales trend to continue the remainder of this fiscal year and produce operating profits throughout the next fiscal year. The Company has created several different cost cutting scenarios and will reduce expenses as necessary if operating conditions necessitate such actions.

On November 30, 2004, and amended March 31, 2005, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. The Company believes that cash flow from operations will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

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

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

The following represents the total assets by segment:

March 31, 2006

Centergistic Solutions	$4,090,711
Centergistic Solutions - Mexico	615,675
4,706,386
Eliminations	(3,055,592)
Total consolidated assets	$1,650,794

The following represents the revenues, gross profit and net income (loss) by segment:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Centergistic Solutions
Revenues	$1,256,765	$1,688,201	$490,749	$557,227
Gross profit	$983,478	$1,391,520	$397,592	$424,455
Net income (loss)	$(269,497)	$(445,502)	$(14,150)	$(189,048)

Centergistic Solutions - Mexico

Revenues	$1,150,258	$987,985	$382,334	$333,019
Gross profit	$720,214	$545,498	$301,643	$185,317
Net income (loss)	$19,802	$72,071	$16,009	$1,176

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

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At March 31, 2006, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of March 31, 2006, the Company’s largest customer accounted for 5% of total trade receivables. For each of the nine months ended March 31, 2006 and 2005, the Company’s largest customer accounted for 13% and 21% of total Company net revenues, respectively. There were no other customers that exceeded 10% of such amounts as of each respective period-end.

As of March 31, 2006, customers of the Company’s Mexican subsidiary accounted for 62% of total trade receivables. For each of the nine months ended March 31, 2006 and 2005 sales to customers of the Company’s Mexican subsidiary account for 48% and 37%, respectively, of total Company net revenues.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of March 31, 2006, the Company capitalized a net amount of $529,854 for these and related services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. The capitalized deferred offering costs relate to a pending equity transaction or a sale of the public shell. There can be no assurance that the Company will receive funding from private investors or sell the shell. If the Company is able to receive private funding or sell the shell, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated or the ability to sell the shell has been extinguished.

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

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $75,021 through March 31, 2006 for stock option grants, of which $5,589 was recognized during the nine-month periods ended March 31, 2006 and 2005. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Nine Months
	Ended March 31,
	2006	2005
Net loss, as reported	$(249,704)	$(373,433)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	5,589	5,589
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(13,355)	(34,859)
Pro forma net loss	$(257,470)	$(402,703)

Pro forma net loss per share	$(0.02)	$(0.04)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 3.75% and 4.45% for the nine month periods ended March 31, 2006 and 2005, respectively, and expected lives of ten years for all grants.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

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

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically six to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the both the nine months ended March 31, 2006 and 2005 was $61,375, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of March 31, 2006 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life
CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of March 31, 2006:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated amortization	(1,802,426)
$50,725

4.             Notes Payable - Related Parties

On November 30, 2004, as amended March 31, 2005, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)
4.	Notes Payable - Related Parties (continued)

10% per annum. Advances and unpaid interest on the line are due on July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at March 31, 2006 is $385,000.

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after December 31, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at March 31, 2006 is $18,022.

5.	Commitments and Contingencies

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of March 31, 2006, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

6.	Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At March 31, 2006, 687,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At March 31, 2006, 476,800 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the nine months ended March 31, 2006 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,623,400	$0.53
Expired	(270,400)	(0.60)
Granted	83,200	0.36

Outstanding at end of period	2,436,200	$0.51

Exercisable at end of period	1,565,000	$0.58

Weighted average fair value of options granted during the period		$0.36

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

6.	Stockholders’ Equity (continued)

Stock Option Plans (continued)

A summary of stock options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,487,400	7.35	$0.38	616,200	$0.38
$0.52 to $0.79	948,800	2.40	0.71	948,800	0.71

	2,436,200		$0.51	1,565,000	$0.58

Common Stock Purchase Warrants

In conjunction with a subordinated debt financing with a related party in 1998, the Company issued warrants to purchase 480,000 shares of common stock at $0.676 per share, which are exercisable at any time prior to September 2005. These warrants expired during the nine months ended March 31, 2006.

In connection with the agreement to sell the rights to the proceeds from an outstanding lawsuit in fiscal year 2001, the Company issued warrants (the “Fiscal 2001 Warrants”) to purchase 4,528,000 shares of common stock at $0.4375 per share, which are exercisable at any time prior to September 2005. Pursuant to the terms of the Fiscal 2001 Warrants, should the Company issue a warrant or stock option to any person or entity who is not an employee, director or consultant of the Company providing for an exercise price of less than $0.654 per share, then the exercise price of the Fiscal 2001 Warrants shall be reduced to 110% of the lowest such exercise price (the “Anti-dilution Provision”). In accordance with the provisions of SFAS No. 123, the value of the lawsuit warrants was estimated to be $101,332. These warrants expired during the nine months ended March 31, 2006.

In connection with the line of credit agreement (Note 4), the Company issued warrants to its CEO and CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable any time prior to January 2010. All of these warrants were outstanding as of March 31, 2006.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2006 and 2005 is Unaudited)

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

In consideration for entering into the Notes, the Company also issued warrants (the “Notes Warrants”) entitling the note holder to purchase shares up to an aggregate of 74,016 shares of the Company’s common stock that will be received by the note holder upon conversion of the Notes discussed above. The Notes Warrants are exercisable in whole, but not in part, at any time from the date of issuance of the Notes Warrants and ending on August 31, 2005 at a price of $0.3975 per share of common stock. The Company estimated the value of these warrants at $8,618, which was accreted as non-cash interest expense over the term of the Notes. These Notes Warrants expired during the nine months ended March 31, 2006.

Of the aggregate loan amount of $490,000, an aggregate $70,000 was loaned by two officers and a relative of an officer with an aggregate of 10,576 warrants being issued to such individuals.

In connection with the above-described transactions, the Company paid, as a financial consulting fee, $20,750 in cash and issued warrants, exercisable at a price of $0.466 per share to purchase 44,512 shares of common stock. The Company estimated the value of the warrants at $3,915 which was recorded as a debt discount. The financial consulting fee and warrants were accreted as non-cash interest expense over the term of the Notes. These warrants expired during the nine months ended March 31, 2006.

See accompanying notes to consolidated financial statements.

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

Current Conditions

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2006 and 2005, these customers represented approximately 48% and 37%, respectively, of our total net revenues.

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

On November 30, 2004, and amended on March 31, 2005, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that this line of credit, and cash generated from operations will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

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

Allowance for Doubtful Accounts

     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of March 31, 2006 and June 30, 2005, our accounts receivable balances were $662,000 and $559,000, respectively, net of our estimated allowances for doubtful accounts of $53,000 and $31,000, respectively.

     The accounts receivable balance increased during the nine month period ended March 31, 2006. The Company achieved lower revenue volumes during this period and received collections on several older accounts. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

     The accounts receivable turnover at March 31, 2006 has declined to 74 days. We attribute this decline to lower sales volume and several older invoices. We do expect the turnover to slow down as we increase sales of CenterStats with larger invoice amounts and longer payment cycle.

Capitalized Software Development Costs

     We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Amortization of capitalized software costs totaled $61,000 for each of the nine month periods ended March 31, 2006 and 2005.

Long-Lived Assets

     During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of March 31, 2006, no such indicators of impairment were identified by management.

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

Results of Operations for the Nine Months Ended March 31, 2006 as Compared to the Nine Months Ended March 31, 2005

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

Revenues

	Nine Month Period Ended March 31, (In thousands)
	2006	%	2005	%

Centergistic (U.S.)	$1,257	52.2	$1,688	63.1
Mexico and Latin America	$1,150	47.8	$988	36.9
Total	$2,407	100.0	$2,676	100.0

     Total net revenues decreased by $269,000 or 10% for the nine month period ended March 31, 2006 (“PE 2006”) as compared to the nine month period ended March 31, 2005 (“PE 2005”). Revenues from U.S. based operations decreased by $431,000 or 26% from the PE 2005. Revenues from Mexico increased by $162,000 or 16% during PE 2005.

     In the U.S. based operations, direct sales of AgentView software decreased $113,000 or 40% compared to PE 2005. This decease is consistent with the weakness in corporate technology spending and to reductions in sales expenditures by us. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending begins to increase, we expect our revenue to increase.

     Distribution revenue in the U.S. decreased by $296,000 or 34% from PE 2005. Revenue from our largest distributor, Dacon, fell by $253,000 or 45% from PE 2005 accounting for most of the decline. We expect business from Dacon to increase during the next nine months as we hope to see increased volume as an upgrade program will soon be introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well. In addition, Dacon was undergoing a management buy out and sales during this period were stagnant. We expect sales to increase during the remainder of our fiscal year and continue increasing through the beginning periods of next fiscal year.

     Installation and training revenues decreased by $27,000 or 31% due to the decline in software revenues. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Consulting and professional services increased by $44,000 or 259% from PE 2005. We have begun actively seeking consulting contracts during PE 2006. We expect this increasing revenue trend to continue throughout the remainder of the fiscal year.

     Mexico and Latin America revenues increased by $162,000 or 16% as compared to PE 2004. The Mexican economy has stabilized and we except this trend to continue through the remainder of the fiscal year. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

     Cost of Revenues

     Cost of revenues decreased to $703,000 or 29% of revenues as compared to $739,000 or 28% of revenues in PE 2004. Costs associated with hardware and third party products sales decreased by nearly $47,000. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability. We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit declined to 71% of revenues in PE 2006, or $1,704,000, as compared to 72%, or $1,937,000, in PE 2005. The decline in gross profit percentage is attributable to lower revenue achieved in PE 2006. We expect gross profit percentages to increase as we sell more software and services and less hardware. We have made a concentrated effort to stop selling hardware and concentrate exclusively on selling software and services.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $91,000 or 16% as compared to PE 2005. Salaries and wages were lower by $191,000 due to reduction in headcount. This decrease was offset by increases in consulting of $60,000 and commissions of $39,000. Commission expense was higher due to the increased sales in Mexico and compensation plans designed to reward software sales. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive any capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy is to continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we are not successful in raising any additional capital, we will only hire to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $206,000 or 14% as compared to PE 2005. Salaries and wages were reduced by $182,000 due to reductions, consolidation of functions and use of consultants. Our insurance expense dropped by $55,000 due to a change to a higher deductible plan for our employees. Depreciation declined by $33,000, and payroll taxes were reduced by $22,000 due to the drop in salaries. These decreases were offset by increases in consulting expense of $54,000 and bonuses paid to Mexico personnel of $26,000.

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

Research and Development

     Research and development expenses decreased by $80,000 or 26% over the same period as last year primarily due to closure of our India development office with a staff of 4. Salaries and wages declined by $68,000, and rent, travel, and professional fees all decreased by $4,000 due to the closure of the India office. We expect the declining trend to continue throughout the remainder of the fiscal year.

     We plan to increase the staffing level upon achieving operating cash flow. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Interest Expense

     The interest expense during PE 2006 increased by $20,000 or 167% over PE 2005. The interest expense was related to interest on the line of credit.

Net Income (Loss)

     Net loss improved to $250,000 as compared to $373,000 in PE 2005, a $123,000 or 33% improvement. The improvement was primarily due to decreases in operating expenses offset by lower revenue levels achieved in the quarter.

     We anticipated generating an operating loss given that we planned to invest any excess cash flow back into operations through increased sales and marketing and development expenditures.

Liquidity and Capital Resources

     Net cash used in operating activities was $80,000 in PE 2006 and $298.000 in PE 2005. The net cash used for operations in PE 2006 was comprised primarily of loss from operations of $250,000 offset by depreciation and amortization of $106,000, and a net increase from changes in assets and liabilities of $34,000. The net cash used for operations in PE 2005 was comprised primarily of the loss from operations of $373,000 offset by depreciation and amortization of $135,000 and a net decrease from changes in assets and liabilities of $59,000.

     Net cash from investing activities used $7,000 in PE 2006 as compared to a use of $19,000 in PE 2005. The cash used in both period ends were primarily due to purchase of fixed assets.

     Net cash provided from financing activities was $89,000 in PE 2006 as compared to $195,000 in PE 2005. The amount provided in PE 2006 was primarily due to borrowings of $66,000 added to a decline in deferred offering costs of $20,000. The PE 2005 amount came from a net $285,000 in borrowings offset by deferred offering costs of $86,000.

     We had a deficit working capital of ($378,000) at March 31, 2006.

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

In November 2004, and amended March 31, 2005, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $400,000 secured by a lien on all the assets of the Company. The balance of this line at March 31, 2006 was $385,000.

     As of March 31, 2006, including the results of operations for the nine months then ended, our working capital decreased to a deficit of ($378,000). Approximately $48,000 of that deficit is related party notes payable which we do not anticipate repaying. Another $352,000 of the deficit is deferred income of which a majority will be converted into revenue during the next fiscal year. We believe that we will be able to convert the remainder of the working capital, along with the advances available under our line of credit, into the cash necessary to continue operations for the balance of fiscal year 2006.

          We face the risk that we will not be able to raise the necessary capital to fully fund our sales and marketing plan. If we are not successful in raising capital, we will have to scale back our plans for the future. This will impact our future revenue growth and profitability.

     If we can not find outside funding, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow. We will also scale back our future product launch and marketing of CenterStats to the level that they will be funded by operational cash flow. We will also implement, necessitated on business conditions, several cost cutting strategies identified by management.

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

Results of Operations for the Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

     We believe there is some improvement in the economy in general, and some strength in corporate infrastructure technology spending in specific. We saw increases in revenue in most lines of business this past quarter, and expect to see improvement in our revenue as long as corporate infrastructure technology spending increases. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Three Month Period Ended March 31, (In thousands)
	2005	%	2004	%
Centergistic (U.S.)	$491	56.2	$557	62.6
Mexico and Latin America	$382	43.8	$333	37.4
Total	$873	100.0	$890	100.0

     Total net revenues decreased by $17,000 or 2% for the three month period ended March 31, 2006 (“PE 2006”) as compared to the three month period ended March 31, 2005 (“PE 2005”). Revenues from U.S. based operations decreased by $66,000 or 12% from the PE 2005. Revenues from Mexico increased by $49,000 or 15% during PE 2006.

     In the U.S. based operations, direct sales of AgentView increased $46,000 or 68% compared to PE 2005. The increase is due to improvement in corporate technology spending and due to a new release of software. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

     Distribution revenue in the U.S. decreased by $169,000 or 46% from PE 2005. Revenue from our largest distributor, Dacon, decreased by $111,000 or 59% from PE 2005. Most of the decrease was due to the management buy out of Dacon which was completed in December 2005. We expect business from Dacon to increase as an expected roll out of our CenterStats product to the BT installed base will begin. We also saw a decline in sales as compared to PE 2005 from another U.K distributor who exited the contact center market space. We expect to replace this distributor with another during our next fiscal year. We expect to reserve his trend of decreasing revenues from distribution as we are focusing on selling through our existing channels.

     Installation and training revenues increased by $10,000 or 50% from PE 2005 due to the increased sales of AgentView. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Mexico and Latin America revenues increased by $49,000 or 15% as compared to PE 2004. The Mexican economy has stabilized and we except this increasing revenue trend to continue through the remainder of the fiscal year. We expect to see our revenues continue to steadily improve through the remainder of this fiscal year, and continue through the next fiscal year.

     Cost of Revenues

     Cost of revenues decreased to $174,000 or 20% of revenues as compared to $281,000 or 32% of revenues in PE 2005. Costs associated with hardware and third party products sales decreased by $123,000 and consulting expenses increased $16,000. As a greater portion of our revenue over this past three months ended March 31, 2006 was derived from software and service, our costs related to hardware and third party products decreased accordingly. We are at risk of hardware and third party vendors passing on price increases that will affect our profitability. We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 80% of revenues in PE 2006, or $699,000, as compared to 68%, or $610,000, in PE 2005. The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software products. We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users and concentrate on software and service sales as opposed to hardware sales.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $26,000 or 14% as compared to PE 2005. We spent more on commissions due to the increased sales volume, especially in Mexico. Commission expense was higher by $22,000 due to the higher sales volume and more direct sales. Salaries and wages were reduced by $31,000. Trade show expenses were reduced by $7,000 and travel expenses were lower by $10,000. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive any additional capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we are not successful in raising capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $48,000 or 10% as compared to PE 2005. We increased commission by $20,000 due to bonus plan for Mexico administrative staff performance. Salaries decreased by $40,000 due to headcount reductions and voluntary salary reduction by the CEO which was offset by an increase in consulting fees of $18,000. Our professional fees declined by $18,000 due to not reporting our December 31, 2005 quarterly reports timely. Insurance premiums were reduced by $13,000 due to switching to a higher deductible medical insurance plan. Depreciation fell by $8,000 during the period.

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

Research and Development

     Research and development expenses decreased by $31,000 or 31% over the same period as last year. The costs decreased because of the closing of our India development office with 4 developers. Salaries and wages decreased by $27,000, professional fees by $6,000 and rent expense declined by $3,000. These reductions are all due to the closure of the India office. We expect this trend to continue the remainder of our fiscal year.

     We plan to increase the staffing level upon achieving operational profits. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Interest Expense

     The interest expense during PE 2006 was related to increased borrowing on the line of credit. We expect this interest to remain throughout the remainder of our fiscal year.

Net Income (Loss)

     We achieved net income of $2,000 in PE 2006 as compared to a net loss of $188,000 in PE 2005. The improvement was primarily due to higher gross profit margins and reduced operating costs achieved in the quarter.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We incurred a net loss of $250,000 during the nine months ended March 31, 2006, and as of such date our accumulated deficit was $3,004,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the nine month periods ended March 31, 2006 and 2005 were $2,407,000 and $2,676,000, respectively.

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

We need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute our investors’, ownership in us.

We believe that the proceeds of a private placement offering, together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report. Thereafter, we may need to raise additional funds.

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

     We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years. For the nine month periods ended March 31, 2006 and 2005, Dacon accounted for 13% and 21%, respectively, of net revenues, and 5% of total trade receivables as of March 31, 2006. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2006 and 2005, these customers represented approximately 48% and 37%, respectively, of our total net revenues.

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

     As of March 31, 2006 our officers and directors beneficially owned a total of 6,919,494 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after March 31, 2006), or approximately 58% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

     We had 10,724,312 shares of common stock outstanding on March 31, 2006. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 2,547,310 shares underlying options and warrants outstanding on March 31, 2006 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure you that a market will develop or what the market price of our common stock will be.

     Although there has been limited trading in our stock on the over-the-counter market on the OTC Electronic Bulletin Board, we can give no assurance, that if an active trading market can be develop or sustained, you may be able to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

(UPDATE AS APPROPRIATE)

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750 pursuant to contractual terms. The current balance of the note payable is $18,022 and the Company’s most recent payment under the note agreement was in August 2004. The note is secured by substantially all of the Company’s assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERGISTIC SOLUTIONS, INC.

Date: January 18, 2007	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
Chief Executive Officer

Date: Janaury 18, 2007	/s/ David M. Cunningham
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