Form 10KSB
period 2006-06-30
CENTERGISTIC SOLUTIONS INC
filed 2007-02-22
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

MARK ONE

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006
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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $3,169,993

The aggregate market value of the common voting stock held by non-affiliates of the Registrant, based upon the average bid and asked price as of September 30, 2006, was $381,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐   NO ☒

As of September 30, 2006 the Registrant had 10,724,312 shares of common stock (no par value) outstanding.

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

The following table lists our largest distributors and the revenue generated from each over the past two fiscal years:

Distributor	FY2006	FY2005
Dacon (British Telecom)	$399,466	$671,916
America Latina Tecnologia	358,524	0
Alcatel	82,367	82,940
Avaya de Mexico	255,222	261,571
First Point Contact/Rockwell	60,939	196,253
Siemens de Mexico	91,714	159,371

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

We incurred a net loss of $314,189 for our fiscal year ended June 30, 2006, and as of such date our accumulated deficit was $3,068,354. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our new CenterStats product to achieve profitability. We have a limited operating history with our new CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause you to lose all or part of your investment in our common stock.

We have not generated any significant revenues from the sale of our new CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for our fiscal year ended June 30, 2006 were $3,169,993.

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

We believe that the proceeds of our anticipated sale of the public shell, together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report. Thereafter, we may need to raise additional funds.

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

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 13 years. For the fiscal years ended June 30, 2006 and 2005, Dacon accounted for 13% and 20%, respectively, of total net revenues, and for 8% and 2% of total trade receivables at June 30, 2006 and 2005, respectively. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the fiscal years ended June 30, 2006 and 2005, these customers represented approximately 49% and 41%, respectively, of our total net revenues.

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

As of June 30, 2006, our officers and directors beneficially owned a total of 6,890,686 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after June 30, 2006), or approximately 58% of our outstanding common stock. If you purchase our common stock, you may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,724,312 shares of common stock outstanding on June 30, 2006. An additional 2,547,310 shares underlying options and warrants outstanding on June 30, 2006 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

We are in default on a note payable.

We are in default under a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750. The current balance of the note is $18,022 and our last payment on the note was made in August 2004. The note is secured by substantially all of the Company’s assets.

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

Item 2.  DESCRIPTION OF PROPERTY

Our corporate administrative office is located at 2045 W. Orangewood Avenue, Orange, California 92868, where we lease approximately 3,097 square feet of space. The current monthly rent is $5,367 with annual increases. Our lease for this space ends on May 6, 2007. We believe this space is sufficient to meet our requirements for the foreseeable future.

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

None.

Part II

Item 5.  MARKET FOR COMMON EQUITY/ RELATED
STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the fiscal year ended June 30, 2006, there was limited public trading market for our common stock. Since March 18, 2006, our common stock has been moved to the OTC Bulletin Board pink sheets and trades under the symbol CGSO.PK.

As of August 31, 2006, there were approximately 60 holders of our common stock.

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

The gross proceeds generated from this raise were $490,000. The proceeds were primarily used to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the completion of a registration statement on Form SB-2 filed with the S.E.C. relating to a selling stockholder offering or sale of the public shell. If a capital raise or sale of the public shell is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing plan. However, we have created several different cost cutting measures and will reduce operating expenses as necessary should the offering not be successful and operating conditions necessitate such actions.

In November 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement, which were amended in March 2005, call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. On October 12, 2005, the agreement was amended to extend the maturity date of the line of credit to July 1, 2007. The line is personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that the line and cash flow from operations will provide us sufficient working capital through the remainder of our next fiscal year. The balance of the line at June 30, 2006 was $396,000.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectibility of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of June 30, 2006 and 2005, our accounts receivable balances were $772,750 and $558,915, respectively, net of our estimated allowances for doubtful accounts of $59,250 and $30,500.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on the Company’s analysis at June 30, 2006, there were no indicators of impairment of long-lived assets.

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

Results of Operations for the Year Ended June 30, 2006 as Compared to the Year Ended June 30, 2005

Revenues

	Year Ended June 30, (In thousands)
	2006	% Of Revenue	2005	% Of Revenue
Centergistic Solutions	$1,629	51.4%	$2,019	59.4%
Mexico and Latin America	$1,541	48.6%	$1,381	40.6%
Total	$3,170	100.0%	$3,400	100.0%

Centergistic Solutions is the U.S. based company selling products and services to the call/contact center marketplace. Mexico and Latin America represents revenue generated by our Mexican limited liability company subsidiary sold to Mexican, Latin and South American companies.

Total revenues decreased 6.8% or $230,000 in FY 2006 compared to FY 2005. Centergistic based revenues declined 19.3%, but Mexican revenues increased 11.6% from FY 2005. Although there continues to be decreased corporate spending on information technology, we believe that demand in the business intelligence market has remained relatively flat. We believe that our revenues declined due to our distributors’ continued weakness in the telecom sector and the reduced corporate spending. In 2004, Joseph Stevens & CO. was quoted as saying, “What you’re seeing in every one of these tech earnings releases is that corporate spending has been postponed.” The decrease in U.S. business was offset by the increase in our Mexican subsidiary. We do expect this increasing revenue trend to continue in this upcoming fiscal year.

Revenues from Centergistic declined 19.3% or $390,000 as compared to FY 2005. Revenues from our largest distributor, Dacon , accounted for a $272,000 drop or 41%. We expect to see continued weakness from Dacon for the next one or two quarters, but eventually increasing after that. We expect to see increases in revenues from Dacon as our new CenterStats product has been formally accepted into the British Telecom portfolio as of April 2005.

We also saw a decrease in revenue from our direct sales effort. Direct sales of our AgentView software and hardware declined $181,000 or 39%. We saw turnover in our sales staff during the fiscal year and a continued stagnation in corporate infrastructure technology spending. We have focused on stabilizing and increasing our direct sales staff in our current fiscal year and expect to increase sales during this fiscal year. We have also elected to stop selling hardware products and concentrated specifically on selling software and service products to our AgentView end users because of the low margin associated with hardware. The decline of $181,000 in AgentView sales includes a $109,000 reduction in hardware sales as compared to FY 2005. We expect this declining revenue trend in hardware sales to continue next fiscal year and we will continue to see improved gross profit margins.

We saw increases in our maintenance revenue and professional services during this fiscal year. Maintenance revenues increased by $78,000 or 20% from FY 2005 as larger sized software sales produced higher maintenance fees. Professional service revenues increased by $63,000 or 371% from FY 2005 as we made a concerted effort to sell services into our customer base. We expect this trend to continue next fiscal year.

Revenues from our Mexican subsidiary in FY 2006 increased 11.6% or $160,000 as compared to FY 2005. The increase is attributable to increased activity from our distributors in Mexico. A majority of the increase came from Avaya (a $102,000 increase or 63.8%) and Alcatel (a $75,000 increase or 916.4%). We also saw a resurgence of the South America market in FY 2005. Revenues from South America aggregated $100,000 in FY 2005 with negligible sales in FY 2004.

Cost of Sales

Cost of sales includes specific hardware and third party software costs along with the labor and associated costs of consulting. Cost of sales improved to 27.8% of sales in FY 2006 ($881,000) as compared to 30.2% in FY 2005 ($1,028,000). The improvement in cost of sales resulted from lower hardware sales, distribution sales, company cost cutting measures, and improved product mix of higher value product items. The lower mix of hardware and distribution sales, which carry a higher cost component, helped improve the gross profit percentage.

Gross profit percentage improved to 72.2% in FY 2006 as compared to 69.8% in FY 2005. We anticipate this trend to continue as the sales of our CenterStats product continue to grow and sales of hardware continue to decline. This product carries a higher software component, thereby creating higher gross profit as compared to hardware or distribution sales.

Operating Expenses

Sales and Marketing

Sales and marketing decreased to 18.2% of revenue in FY 2005 ($578,000) as compared to 21.7% of revenue in FY 2005 ($738,000), and actual dollar expenses decreased by $160,000, a 21.7% decrease. The reduction in expense was created by reductions in sales salaries ($133,000) due to lower staff levels during FY 2005, lower advertising costs ($39,000), and lower travel costs ($34,000). These decreases were offset by an increase in commissions of $30,000 due to higher sales in Mexico with highly leveraged sales staff. If we are successful in implementing our plan, we will substantially increase our sales and marketing expenses during the next two fiscal years.

Research and Development

Research and development expenses decreased to 9.1% of revenue in FY 2006 ($288,000) as compared to 11.7% of revenue in FY 2005 ($398,000), and actual dollar expenses decreased by $110,000, a 27.6% decrease. The decrease was attributable to closing our India development office during the year. Salaries and wages decreased by $83,000 and the India office related expenses of rent ($8,000), professional fees ($8,000), and travel ($7,000) all decreased during FY 2006. If we are successful in implementing our plan, we expect to add development staff during the next two fiscal years.

General and Administrative

General and administrative expenses consist of all employee related benefit costs, occupancy costs, company insurance costs, professional fees, network and telecommunication costs, and depreciation and amortization expenses. General and administrative costs were 53.1% of revenues in FY 2006 ($1,685,000) as compared to 54.8% in FY 2005 ($1,862,000), and actual dollar expenses declined by $177,000, a 9.5% decline. The decrease in the percentage of revenues was substantially attributable to the decline in salaries and wages ($138,000) and payroll taxes ($36,000) as staff and salaries to management personnel were reduced.

We anticipate general and administrative costs to increase as we add staff (mainly employee benefit and related costs). We will eventually have to add administrative staff, but do not plan to do so in fiscal year 2007.

Interest Expense

The expense in this classification in FY 2006 and 2005 was almost entirely attributable to interest expense related to our related party borrowings.

Liquidity and Capital Resources

Prior to FY 2003, we were primarily financed through cash flow from operations, sale of company assets, and to a lesser extent, limited bank financing. During FY 2003, we received approximately $25,000 in loans from officers, and in FY 2004, we received gross proceeds of $490,000 through a private placement of convertible subordinated debt. We primarily used the proceeds to implement our sales and marketing plan for bringing CenterStats to the market and to pay the fees and costs associated with the completion of a registration statement on Form SB-2 filed with the S.E.C. relating to a selling stockholder offering. We intend to raise additional capital or sell our public shell. If this raise or sale of the shell is successful, as to which there is no assurance, those proceeds will be used to more fully implement our sales and marketing plan.

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. We are using the remainder of this line to finance our working capital needs as they arise during the next fiscal year.  On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.  The balance of the line at June 30, 2006 was $396,000.

We are in default under a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750. The current balance of the note is $18,022 and our last payment on the note was made in August 2004. The note is secured by substantially all of the Company’s assets.

Net cash used in operating activities was $112,000 in FY 2006 as compared to $274,000 in FY 2005. The net cash used for operations in FY 2006 was comprised primarily of depreciation and amortization of $144,000, a net decrease in assets and liabilities of $11,000 and a net loss of $281,000.

Net cash from investing activities used $7,000 in FY 2006 and $23,000 in FY 2005. The cash used in both FY 2006 and FY 2005 was primarily for the purchase of fixed assets.

Net cash flows from financing activities generated $98,000 in FY 2006 and $227,000 in FY 2005. In FY 2006, we received $80,000 from short term financing and a reduction in deferred offering costs of $14,000. In FY 2005, we received $319,000 from short term borrowings and used $86,000 for deferred offering costs.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Ricardo G. Brutocao	60	President, Chief Executive Officer and Director
David M. Cunningham	46	Chief Operating Officer, Chief Financial Officer, Secretary and Director
Jerome Fahey	78	Chairman of the Board and Director
Jay Kurtz	69	Director
William J. Battison	56	Director

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

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options
Ricardo G. Brutocao,	2006	$113,243	—	—
President and Chief Executive Officer	2005	$205,575	—	96,000
	2004	$185,625	—	96,000

David M. Cunningham,	2006	$99,479	—	—
Chief Operating Officer and Chief Financial Officer	2005	$106,500	—	100,000
	2004	$89,100	—	80,000

Stock Option Grants in Fiscal Year 2006
Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ per share)	Market Price ($ per share)	Expiration Date
Ricardo G. Brutocao	—	—	—	—	—
David M. Cunningham	—	—	—	—	—

(1)	Both Mr. Brutocao’s and Mr. Cunningham’s stock options become 50% vested on the 2-year anniversary of the option grant, and another 25% vested on the 3rd and 4th year anniversary of the option grant.

No options were issued or exercised in fiscal 2006 by either of the named executive officers.

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

As of June 30, 2006, options to purchase 323,200 shares of common stock were outstanding under the 1998 plan with exercise prices of $0.36 to $0.715 per share, options to purchase 476,800 shares were available for grants and no options had been exercised.

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

As of June 30, 2006, options to purchase 2,113,000 shares of common stock were outstanding under the 1996 plan with exercise prices of $0.2975 to $0.78625 per share, options to purchase 687,000 shares were available for grants and no options had been exercised.

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

Employee Benefit Plans

Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) which covers substantially all of our employees. All costs of administering the ESOP are borne by us. Contributions to the employee stock ownership trust (Trust), which may be made in cash or shares of our common stock, are made at the discretion of our Board of Directors. Substantially all of the Trust’s assets are invested in shares of our common stock. ESOP participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and are fully vested upon completion of seven years of service. We did not make any contributions to the ESOP during the years ended June 30, 2006 and 2005.

If a terminated ESOP participant desires to sell his or her shares of Centergistic common stock, we may be required to repurchase the shares from the participant at their fair market value. During the years ended June 30, 2006 and 2005, the total shares repurchased by us were 0. The estimated fair market value of the 2,031,792 shares owned by the ESOP at June 30, 2005, including those shares not vested, is approximately $731,000, which is based upon an independent appraisal as of June 30, 2004.

401(k) Plan

We offer a 401(k) plan to all employees with at least three months of service. We will match 50% of each employee’s contributions, up to 4% of the employee’s salary. We paid matching contributions of $7,833 and $17,289 during the years ended June 30, 2006 and 2005, respectively.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2006 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Outstanding (2)

Ricardo G. Brutocao (President, Chief Executive Officer and director) 2045 W. Orangewood Avenue Orange, California 92868	5,881,227 (3)(4)	52.4%
David M. Cunningham (Chief Operating Officer, Chief Financial Officer, Secretary and director) 2045 W. Orangewood Avenue Orange, California 92868	2,596,499 (4)(5)	23.5%
Jerome Fahey (director) 920 Spring Meadow Dr. West Covina, California 91791	259,152 (6)	2.4%
Jay Kurtz (director) 2616 Queda Way Laguna Beach, California 92652	112,000 (7)	1.0%
William J. Battison (director) 334 Meadow Grove La Cãnada Flintridge, CA 91011	73,600(8)	0.7%
Michael Atlas 13036 Lake Wildwood Dr. Penn Valley, California 95946	1,958,720(9)	18.3%
Venture Communications Corporation 5362 Runningbrook Road Las Vegas, Nevada 89120	1,894,776	17.7%
MKB Associates, Inc. 25412 Wagon Wheel Circle Laguna Hills, California 92653	707,416	6.6%
All executive officers and directors as a group (5 persons)	11,867,512(4)(12)	58.1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after June 30, 2006, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Percentage of ownership is based on 10,724,312 shares of common stock outstanding on June 30, 2006.
(3)
Includes 508,000 shares subject to options currently exercisable or convertible within 60 days after June 30, 2006. Includes 55,555 shares issuable upon exercise of warrants for guarantee of line of credit. Includes 707,416 shares owned by MKB Associates, Inc., a corporation owned by Mr. Brutocao’s children and of which Mr. Brutocao’s wife is president. Mr. Brutocao disclaims beneficial ownership of such securities held by MKB Associates, Inc. Includes 1,894,776 shares owned by Venture Communications Corporation of which Mr. Brutocao is a director. Mr. Brutocao disclaims beneficial ownership of such securities held by Venture Communications Corporation, except to the extent of his pecuniary interest therein. Does not include 198,104 shares held by the Centergistic ESOT for the benefit of Mr. Brutocao, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

(4)
Includes 2,031,792 shares held by the Centergistic ESOT, of which Mr. Brutocao and Mr. Cunningham are co-trustees and have shared voting power as to certain matters, including election of the Centergistic Board of Directors. Messrs. Brutocao and Cunningham disclaim beneficial ownership of the shares held by the Centergistic ESOT except to the extent of their respective pecuniary interests therein.

(5)
Includes 312,000 shares subject to options currently exercisable or convertible within 60 days after June 30, 2006. Includes 55,555 shares issuable upon exercise of warrants for guarantee of line of credit. Does not include 72,936 shares held by the Centergistic ESOT for the benefit of Mr. Cunningham, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

(6)	Includes 137,600 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2006.
(7)	Includes 112,000 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2006.
(8)	Includes 73,600 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2006.
(9)
Includes 1,768,176 shares held by the Atlas Family Trust. Also includes 181,072 shares held by the Centergistic ESOT for the benefit of Mr. Atlas and 9,472 shares held by the Centergistic ESOT for the benefit of Mr. Atlas’ wife.

(10)
Includes an aggregate of 1,143,200 shares subject to options, warrants and convertible notes held by all executive officers and directors that are currently exercisable or convertible or exercisable or convertible within 60 days after June 30, 2006. Includes 111,110 shares issuable upon exercise of warrants for guarantee of line of credit. Includes the 707,416 shares owned by MKB Associates, Inc., as to which Mr. Brutocao disclaims beneficial ownership. Includes the 1,894,776 shares owned by Venture Communications Corporation, as to which Mr. Brutocao disclaims beneficial ownership, except to the extent of his pecuniary interest therein. Does not include an aggregate of 271,040 shares held by the Centergistic ESOT for the benefit of our executive officers since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by Messrs. Brutocao and Cunningham by virtue of their shared voting power as described in footnote (4) to this table. Messrs. Brutocao and Cunningham disclaim beneficial ownership of the shares held by the Centergistic ESOT except to the extent of their respective pecuniary interests therein.

The following table provides information as of June 30, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,436,200	$0.51	1,163,800
Equity compensation plans not approved by security holders	—	—	—
Total	2,436,200	$0.51	1,163,800

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

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. The line is personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at June 30, 2006 was $396,000. On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees Haskell & White LLP billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Haskell & White LLP in connection with filings or engagements for such years were $45,500.

Audit-Related Fees

The aggregate fees Haskell & White LLP billed us in the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $1,350, most of which was for audit-related services in connection with Board of Directors communication.

Tax Fees

The aggregate fees Haskell & White LLP billed us in the last fiscal year for compliance, tax advice, or tax planning were $7,000, of which all was for the year ended June 30, 2004.

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

REGISTRANT

CENTERGISTIC SOLUTIONS, INC.

Date: February 20, 2007
By:  /s/ Ricardo G. Brutocao

Name:  Ricardo G. Brutocao
Title:  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 20, 2007
By:  /s/ Ricardo G. Brutocao

Name:  Ricardo G. Brutocao
Title:  Chief Executive Officer

Date: February 20, 2007
By:  /s/ David M. Cunningham

Name:  David M. Cunningham
Title:  President and Chief Financial Officer

Date: February 20, 2007
By:  /s/ Jerome C Fahey

Director

Date: February 20, 2007
By:  /s/ C.J. Kurtz

Director

Date: February 20, 2007
By:  /s/ William J. Battison

Director

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Centergistic Solutions, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Centergistic Solutions, Inc. as of June 30, 2006, and the related statements of operations, stockholders’ equity and cash flows through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centergistic Solutions, Inc. as of June 30, 2006 and the results of its operations and its cash flows through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 20, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet
As of June 30, 2006

ASSETS
Current
Cash and cash equivalents	$58,992
Trade receivables, less allowance for doubtful
accounts of $59,250	772,750
Inventories	120,245
Prepaid expenses	33,703
Miscellaneous receivables	37,329
Total current assets	1,023,019

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $731,396	70,234

Capitalized software development costs,
net of accumulated amortization of $1,823,322	30,265

Other assets
Deferred offering costs	540,754
Other	21,035
Total other assets	561,789
$1,685,307

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet (Continued)
As of June 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payable - related parties	$47,997
Line of credit - related party	396,000
Accounts payable	459,539
Accrued expenses	220,812
Deferred income	306,301
Total liabilities, all current	1,430,649

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, no par value, 80,000,000 shares authorized;
10,724,312 shares issued and outstanding	3,058,510
Additional paid-in capital	296,462
Accumulated deficit	(3,068,354)
Unearned stock compensation	(6,202)
Common stock to be redeemed	(25,758)
Total stockholders’ equity (deficit)	254,658

Total liabilities and stockholders’
equity (deficit)	$1,685,307

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Operations and Comprehensive (Loss)

	Years Ended June 30,
	2006	2005

Revenues:
Software and service revenues	$2,749,083	$3,018,436
Professional services	80,199	16,560
Hardware sales	340,711	365,366
Total revenues	3,169,993	3,400,362

Cost of revenues:
Software and service costs	584,852	674,708
Professional services	20,011	4,780
Hardware costs	275,896	348,858
Total cost of revenues	880,759	1,028,346

Gross profit	2,289,234	2,372,016

Operating expenses:
Selling and marketing	578,133	737,764
Research and development	287,947	397,815
General and administrative	1,685,010	1,862,192
Total operating expenses	2,551,090	2,997,771

Operating loss	(261,856)	(625,755)

Other expense	(4,843)	(5,130)

Interest expense	(44,290)	(27,982)

Loss before income taxes	(310,989)	(658,867)

Income tax provision	(3,200)	(3,200)

Net loss	(314,189)	(662,067)

Other comprehensive income, net of tax	—	—

Comprehensive loss	$(314,189)	$(662,067)

Basis and diluted net loss per share	$(0.03)	$(0.06)

Weighted-average number of
common shares outstanding	10,710,065	10,555,389

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended June 30, 2006 and 2005

									Total
	Common Stock		Common Stock	Common Stock to be	Additional Paid-In	Unearned Stock	Accumulated	Notes	Stockholders' Equity
	Shares	Amount	Issuable	Redeemed	Capital	Compensation	Deficit	Receivable	(Deficit)

Balance, June 30, 2004	9,142,864	2,432,196	$634,375	$(20,635)	284,892	$(21,106)	$(2,092,098)	$(2,840)	$1,214,784

Warrants issued in coonection with							—	—	—
related party line of credit					6,570				6,570
Stock compensation	—	—	—	—	—	7,452	—	—	7,452
Note receivable reduction	—	—	—	—	—	—	—	2,840	2,840
Stock redemption payable	—	—	—		—	—	—	—	—
Redemption of shares	(26,184)	(8,061)	—	8,061	—	—	—	—	—
Stock buyback payable	—	—	—	(13,184)		—	—	—	(13,184)
Common stock issuable (Note 7)	1,582,632	634,375	(634,375)	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(662,067)	—	(662,067)
Balance, June 30, 2005	10,699,312	3,058,510	—	(25,758)	291,462	(13,654)	(2,754,165)	—	556,395

Stock compensation	—	—	—	—	—	7,452	—	—	7,452
Stock issued	25,000	—	—		5,000	—	—	—	5,000
Stock buy-back payable	—	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(314,189)	—	(314,189)
Balance, June 30, 2006	10,724,312	$3,058,510	$—	$(25,758)	$296,462	$(6,202)	$(3,068,354)	$—	$254,658

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(314,189)	$(662,067)
Adjustments to reconcile net loss to
net cash (used) provided by operating activities:
Depreciation and amortization	144,034	177,225
Provision for doubtful accounts	28,750	(29,700)
Stock compensation	7,452	7,452
Non-cash interest expense	—	6,570
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(242,585)	134,904
Inventories	34,891	23,491
Prepaid expenses	29,975	12,840
Miscellaneous receivables	(4,579)	(8,591)
Deposits	1,655	—
Accounts payable	(14,138)	59,839
Accrued expenses	91,610	(19,681)
Deferred income	124,684	24,235
Net cash (used) provided by operating activities	(112,440)	(273,483)

Cash flows from investing activities
Proceeds from sale of securities	—	—
Additions to capitalized software development costs	—	—
Purchase of equipment	(7,384)	(23,193)
Net cash used by investing activities	(7,384)	(23,193)

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)

	Years Ended June 30,
	2006	2005

Cash flows from financing activities
Deferred offering costs	13,580	(86,463)
Stock issuance	5,000
Borrowings on short-term debt	79,750	319,000
Repurchase of common stock	—	(8,061)
Payments received on note receivable	—	2,840
Net cash provided by financing activities	98,330	227,316

Net (decrease) increase in cash and cash equivalents	(21,494)	(69,360)

Cash and cash equivalents, beginning of period	80,486	149,846
Cash and cash equivalents, end of period	$58,992	$80,486

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$28,187	$19,852
Income tax payments	$3,200	$3,997

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

1.	Nature of Business

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”). All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the year ended June 30, 2006, the Company incurred a net loss of $314,189 and an operating loss of $261,856, which includes depreciation and amortization of $144,034, and, as of June 30, 2006, the Company had a working capital deficit of $407,630. The Company increased margins and decreased costs during the year and continues to reduce operating expenses in fiscal year 2007. The Company anticipates operating with improved revenues, margins and cash flows during fiscal year 2007 and believes that the operating plan will provide the necessary capital to sustain operations throughout fiscal year 2007. In the event that revenue does not materialize in the manner the Company has forecasted, several cost cutting measures have been identified and are ready to be implemented as necessary to achieve sufficient operating levels.

Additionally, the Company plans to catch up and file all delinquent reports during FY 2007. The Company then plans to renew its listing on the NASD bulletin board. The Company then anticipates selling the public shell and raising funds through the sale or raising additional capital. The Company plans to use these funds to reduce debt and fund operations.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003. SFAS 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. The Company views its operations and manages its business in two segments: Centergistic Solutions, and Centergistic Solutions - Mexico.

The following represents the total assets by segment as of June 30, 2006:

Centergistic Solutions	$4,099,795
Centergistic Solutions - Mexico	627,934
4,727,729
Eliminations	(3,042,422)
Total consolidated assets	$1,685,307

The following represents the revenues, gross profit and net income (loss) by segment:

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005

Centergistic Solutions

Revenues	$1,629,037	$2,019,384
Gross profit	$1,333,130	$1,662,200
Net income (loss)	$(295,843)	$(712,539)

Centergistic Solutions - Mexico

Revenues	$1,540,956	$1,380,978
Gross profit	$956,104	$709,816
Net income (loss)	$(18,346)	$50,472

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

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

Reserve for Uuncollectible Accounts

Management evaluates accounts receivable periodically for potential uncollectible receivables based on contractual due dates. As of June 30, 2006, management estimated the reserve for uncollectible accounts to be $59,250. The Company does not require collateral on its accounts receivables.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its domestic cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At June 30, 2006, the Company did not have any amounts held in banks in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of June 30, 2006, the Company’s largest customer accounted for 8% of total trade receivables. For each of the years ended June 30, 2006 and 2005, the Company’s largest customer accounted for 13% and 20%, respectively, of the total Company net revenues. One other customer with no trade receivable balance at June 30, 2006 accounted for 11% and 0% of revenues for the years ended June 30, 2006 and 2005, respectively. There were no other customers that exceeded 10% of such amounts for each respective period.

As of June 30, 2006, customers of the Company’s Mexican subsidiary accounted for 57% of total trade receivables. For each of the years ended June 30, 2006 and 2005, sales to customers of the Company’s Mexican subsidiary accounted for 49% and 41%, respectively, of total Company net revenues.

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the years ended June 30, 2006 and 2005 was $81,835 and $81,833, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of June 30, 2006 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of June 30, 2005:

June 30, 2006

CenterStats	$401,498
AgentView (fully amortized)	307,476
Other fully amortized products	1,144,177
1,853,151

Accumulated amortization	(1,822,886)
$30,265

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of June 30, 2006, the Company capitalized a net amount of $540,754 for these services and such are included in the accompanying consolidated balance sheet as deferred offering costs. The remaining capitalized deferred offering costs relate to a pending equity transaction or sale of the public shell. There can be no assurance that the Company will receive funding from private investors or sell the shell. If the Company is able to receive private funding or sell the shell, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts or attempted sale of the shell are terminated.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2006, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. During the year ended June 30, 2006, management believes that there have been no indicators of impairment.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $76,884 through June 30, 2006 for employee stock option grants, of which $7,452 was recognized in each of fiscal years 2006 and 2005, respectively. Had compensation cost for the employee stock-based compensation awards been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Years Ended June 30,
	2006	2005
Net loss, as reported	$(314,189)	$(662,067)
Add: Stock compensation expense recorded in accordance with APB Opinion No. 25	7,452	7,452
Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects	(18,052)	(23,644)
Pro forma net loss	$(324,789)	$(678,259)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 4.39% and 4.00% in fiscal years 2006 and 2005, respectively; and expected lives of ten years for all grants.

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

3.	Income Taxes

Net deferred income taxes as of June 30, 2006 consist of the following components:

Deferred tax liabilities:
Capitalized software development costs	$(45,800)

Deferred tax assets:
Net operating loss carryforwards	763,000
Accrued expenses	10,500
Allowance for doubtful accounts	8,800
Stock-based compensation	45,800
Depreciation and amortization	2,000
830,100
Less valuation allowance	(784,300)
Net deferred tax assets (liabilities)	$—

Components of income tax provision for the years ended June 30 are as follows:

	2006	2005
Current:
Federal	$—	$—
State	3,200	3,200
	3,200	3,200
Deferred:
Federal	$—	$—
State	—	—
	—	—
	$3,200	$3,200

The income tax provision for the years ended June 30 differs from the amount of income tax determined by applying the statutory income tax rate due to the following:

	2006	2005

Computed expected statutory expense (benefit)	$(95,600)	$(225,100)

Increase in rate resulting from:
State income taxes, net of federal benefit	3,200	2,100
Change in valuation allowance	91,500	172,600
Other	4,100	53,600
	$3,200	$3,200

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

3.	Income Taxes (continued)

The Company’s Mexican subsidiary was reorganized in 1997 to be treated for U.S. tax purposes as a pass-through entity. For Mexican tax purposes, this subsidiary files separate income tax returns, which include only the taxable income of that subsidiary. The U.S. federal income tax return includes only domestic taxable income.

At June 30, 2006 the Company had federal and state net operating loss carryforwards of approximately $3.8 million and $2.3 million, respectively, expiring through 2021 and 2011, respectively.  Realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations if ownership changes occur in the future. At June 30, 2006, the Company had fully reserved for the net deferred tax assets since management could not determine that they are more likely than not to be realized.

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

Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at June 30, 2006 is $396,000.

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

In July 2003, the Company agreed to purchase 148,328 shares of common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 commenced October 1, 2003. As each payment is made, the Company may cancel and retire 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at June 30, 2006 is $18,022.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

5.	Commitments and Contingencies

Lease Commitments

The Company leases office space and certain office equipment under various operating leases, which expire on various dates through 2008. Total rent expense for the years ended June 30, 2006 and 2005 was $148,492, and $159,451, respectively.

As of June 30, 2006, future commitments under noncancelable operating leases are as follows:

Year Ending June 30,
2007	$67,038
2008	13,368
2009	8,514
2010	7,140
2011	3,018
$99,078

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of June 30, 2006, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

401(k) Plan

The Company offers a 401(k) plan to all employees with at least three months of service and will match 50% of each employee’s contributions, up to 4% of the employee’s salary. The Company paid $7,833 and $17,289 in matching contributions for the years ended June 30, 2006 and 2005, respectively.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

5.	Commitments and Contingencies (continued)

Employee Stock Ownership Plan

The Company has an employee stock ownership plan (“ESOP”), which covers substantially all employees. A portion of the costs of administrating the ESOP are borne by the Company. Annual contributions to the employee stock ownership trust (the “Trust”), which may be made in cash or common stock of the Company, are made at the discretion of the Company’s board of directors. Participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and become fully vested upon completion of seven years of service. The Company made no contributions to the ESOP during the years ended June 30, 2006 and 2005. Substantially all of the Trust’s assets are invested in the common stock of the Company.

In the event that a terminated plan participant desires to sell his or her shares of the Company’s stock, the Company may be required to repurchase the shares from the participant at their fair market value. There were no such shares purchased by the Company during the years ended June 30, 2006 and 2005. The estimated fair value of the 2,031,792 shares owned by the ESOP at June 30, 2006, including those shares not vested, is approximately $731,600, which is based upon an independent appraisal as of June 30, 2004.

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

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At June 30, 2006, 687,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At June 30, 2006, 476,800 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the year ended June 30, is as follows:

	2006		2005
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,623,400	$0.53	2,418,800	$0.56
Granted	83,200	0.36	537,200	0.42
Expired	(270,400)	(0.60)	(332,600)	(0.42)
Outstanding at end of period	2,436.200	$0.51	2,623,400	$0.53

Exercisable at end of period	1,649,500	$0.57	1,638,600	$0.61
Weighted average fair value of options granted during the period		$0.36		$0.41

A summary of stock options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 to $0.47	1,487,400	7.10	$0.38	700,700	$0.37
$0.52 to $0.79	948,800	2.15	0.71	948,800	0.71
	2,436,200		$0.51	1,649,500	$0.57

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

6.	Stockholders’ Equity (continued)

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

In connection with the personal guarantee of the line of credit (Note 4), the Company issued warrants to the President/CEO and the Vice President/COO/CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable at any time prior to January 19, 2010. In accordance with the provisions of SFAS No. 123, the value of these warrants was estimated to be $6,570. All of the warrants were outstanding at June 30, 2006.

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

In consideration for entering into the Notes, the Company also issued warrants (the “Notes Warrants”) entitling the note holder to purchase shares up to an aggregate of 74,016 shares of the Company’s common stock that were to be received by the note holder upon conversion of the Notes discussed above. The Notes Warrants are exercisable in whole, but not in part, at any time from the date of issuance of the Notes Warrants and ending on August 31, 2005 at a price of $0.3975 per share of common stock. The Company estimated the value of these warrants at $8,618, which was accreted as non-cash interest expense over the term of the Notes, and were fully amortized upon conversion of the Notes. All of the Notes Warrants expired in August 2005.