Form 10QSB
period 2006-09-30
CENTERGISTIC SOLUTIONS INC
filed 2007-02-23
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes ☐  No ☒

As of October 31, 2006, there were 10,724,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes ☐  No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Balance Sheet

September 30,
2006
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$135,208
Trade receivables, less allowance for doubtful
accounts of $67,500	898,960
Inventories	125,298
Prepaid expenses	54,780
Miscellaneous receivables	22,328

Total current assets	1,236,574

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $692,696	56,734

Capitalized software development costs,
net of accumulated amortization of $1,830,386	22,765

Other assets
Deferred offering costs	540,754
Other	21,873

Total other assets	562,627

$1,878,700

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Balance Sheet (continued)

September 30,
2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$437,997
Accounts payable	489,772
Accrued expenses	338,842
Deferred income	237,710

Total liabilities, all current	1,504,321

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized;
10,724,312 shares issued and outstanding	3,058,510
Additional paid-in capital	296,462
Accumulated deficit	(2,923,645)
Unearned stock compensation	(4,339)
Common stock to be redeemed	(52,609)
374,379

Total stockholders’ equity (deficit)	374,379

Total liabilities and stockholders’
equity (deficit)	$1,878,700

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
Revenues:
Software and service revenues	$859,101	$520,926
Professional services	44,550	9,000
Hardware sales	800	137,400

Total revenues	904,451	667,326

Cost of revenues:
Software and service costs	146,775	112,689
Professional services	-	-
Hardware costs	-	101,561

Total cost of revenues	146,775	214,250

Gross profit	757,676	453,076

Operating expenses:
Selling and marketing	118,192	140,914
Research and development	44,718	82,872
General and administrative	433,960	371,163

Total operating expenses	596,870	594,949

Operating Income (loss)	160,806	(141,873)

Other income (expense)	227	(857)

Interest expense	(16,324)	(9,929)

Income (loss) before income taxes	144,709	(152,659)

Income tax provision	-	-

Net Income (loss)	144,709	(152,659)

Other comprehensive income, net of tax	-	-

Comprehensive Income (loss)	$144,709	$(152,659)

Basis and diluted net income (loss) per share	$0.01	$(0.01)

Weighted-average number of
common shares outstanding	10,724,312	10,699,312

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	200	2005
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$144,709	$(152,659)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation and amortization	37,749	38,711
Provision for doubtful accounts	8,250	5,000
Stock compensation	1,863	1,863
Non-cash interest expense
Loss on sale of securities
available for sale
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(134,460)	(136,021)
Inventories	(5,053)	(3,561)
Prepaid expenses	(21,077)	(18,442)
Miscellaneous receivables	-	(2,578)
Other assets	(2,586)	-
Accounts payable	30,233	47,784
Accrued expenses	94,679	(14,907)
Deferred income	(68,591)	122,529

Net cash provided (used) by operating activities	85,716	(112,281)

Cash flows from investing activities
Proceeds from sale of securities	-	-
Purchase of equipment	-	(4,761)

Net cash used by investing activities	-	(4,761)

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)

Cash flows from financing activities
Deferred offering costs	-	(5,501)
Principal payments on term loan and
notes payable	(6,000)	-
Borrowings on long-term debt	-	43,000
Stock redemption	(26,851)	-
Accrued ESOT distribution	23,351	-

Net cash provided (used) by
financing activities	(9,500)	37,499

Net (decrease) increase in cash and cash equivalents	76,216	(79,543)

Cash and cash equivalents, beginning of period	58,992	80,486

Cash and cash equivalents, end of period	$135,208	$943

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$15,724	$8,862

Income tax payments	$-	$-

See accompanying notes to condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”). All significant intercompany accounts and transactions have been eliminated.

Summary of Significant Accounting Policies (continued)

Management’s Plans / Liquidity

During the three months ended September 30, 2006, the Company realized a net profit of $144,709 and, as of September 30, 2006, the Company had a working capital deficit of $267,747. The Company increased cash and cash equivalents during the period in the amount of $76,216. The Company expects the profit and the cash increase trend to continue throughout the remainder of the fiscal year. The Company believes it has the working capital necessary to fund operations during the remainder of the fiscal year.

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. The maximum amount under the line was subsequently increased to $400,000 on March 31, 2005. The balance of the line at September 30, 2006 is $390,000. The Company believes that this line of credit will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

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

The following represents the total assets by segment:

September 30, 2006

Centergistic Solutions	$4,286,548
Centergistic Solutions - Mexico	694,713
4,981,261
Eliminations	(3,102,561)
Total consolidated assets	$1,878,700

The following represents the revenues, gross profit and net income (loss) by segment:

	Three Months Ended
	September 30,
	2006	2005
Centergistic Solutions

Revenues	$549,635	$412,311
Gross profit	$537,031	$310,750
Net income (loss)	$154,823	$(113,402)

Summary of Significant Accounting Policies (continued)

Centergistic Solutions - Mexico

Revenues	$354,816	$255,015
Gross profit	$220,645	$142,326
Net income (loss)	$(10,112)	$(39,257)

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At September 30, 2006, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of September 30, 2006, the Company’s largest customer accounted for 7% of total trade receivables. For each of the three months ended September 30, 2006 and 2005, the Company’s largest customer accounted for 18% and 25% of total Company net revenues, respectively. There was one other customer that accounted for 17% of total Company net revenues for the period ended September 30, 2006. That customer also accounted for 10% of total trade receivables at September 30, 2006. There were no other customers that exceeded 10% of such amounts as of September 30, 2006.

As of September 30, 2006, customers of the Company’s Mexican subsidiary accounted for 57% of total trade receivables. For each of the three months ended September 30, 2006 and 2005 sales to customers of the Company’s Mexican subsidiary account for 39% and 38%, respectively, of total Company net revenues.

Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of September 30, 2006, the Company capitalized a net amount of $540,754 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. These capitalized deferred offering costs relate to a pending equity transaction or sale of the public shell. There can be no assurance that the Company will receive funding from private investors or from selling the public shell. If the Company is able to receive private funding, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated or it is deemed the public shell cannot be sold.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $78,747 through September 30, 2006 for stock option grants, of which $1,863 was recognized during the three-month periods ended September 30, 2006 and 2005. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

	Three Months
	Ended September 30,
	2006	2005

Net income (loss) as reported	$144,109	$(152,659)
Add: Stock compensation
expense recorded in
accordance with APB
Opinion No. 25	1,863	1,863
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all stock options, net of
related tax effects	(4,632)	(4,318)
Pro forma net income (loss)	$141,340	$(155,114)
Pro forma net income (loss) per share	$0.01	$(0.01)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 4.75% and 4.75% for the three month periods ended September 30, 2006 and 2005, respectively, and expected lives of ten years for all grants.

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the three months ended September 30, 2006 and 2005 was $7,500 and $20,600, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of September 30, 2006 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of September 30, 2006:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated
amortization	(1,830,386)
$22,765

4.	Notes Payable - Related Parties

On November 30, 2004, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line are due on July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The maximum amount available under the line was increased to $400,000 on March 31, 2005. The balance of the line at September 30, 2006 is $390,000.

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after September 30, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at September 30, 2006 is $18,022.

5.	Commitments and Contingencies

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of September 30, 2006, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

6.	Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At September 30, 2006, 687,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At September 30, 2006, 470,400 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the three months ended September 30, 2006 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,436,200	$0.51
Expired	-	-
Granted	6,400	0.36

Outstanding at end of period	2,442,600	$0.51

Exercisable at end of period	1,658,300	$0.57

Weighted average fair value of options granted during the period		$0.36

A summary of stock options outstanding at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,493,800	6.86	$0.39	709,500	$0.37
$0.52 to $0.79	948,800	1.89	0.71	948,800	0.71

	2,442,600		$0.53	1,658,300	$0.60

Common Stock Purchase Warrants

In connection with the line of credit agreement (Note 4), the Company issued warrants to its CEO and CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable any time prior to January 2010. All of these warrants were outstanding as of September 30, 2006.

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

Current Conditions

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the three month periods ended September 30, 2006 and 2005, these customers represented approximately 39% and 38%, respectively, of our total net revenues.

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

On November 30, 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $300,000 secured by a lien on all the assets of the Company. On March 31, 2005, the maximum amount under this line was increased to $400,000. The due date of the line is July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that this line of credit and cash flows from operations will provide sufficient working capital to sustain operations through the remainder of the fiscal year.

We must have capital to successfully implement our sales and marketing strategy. We are not likely to see significant revenue growth without the sales and marketing activities we intend to initiate with the proceeds of our potential capital raise or sale of the public shell.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of September 30, 2006 and June 30, 2006, our accounts receivable balances were $899,000 and $773,000, respectively, net of our estimated allowances for doubtful accounts of $68,000 and $59,000, respectively.

The accounts receivable balance increased during the three month period ended September 30, 2006. The Company achieved higher revenue volumes during this period and several customers with large invoices stretched payments. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

Capitalized Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. No amounts were capitalized for software during the three months ended September 30, 2006. Amortization of capitalized software costs totaled $8,000 and $20,000 for the three month periods ended September 30, 2006 and 2005, respectively.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are to be reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We review the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on our analysis at September 30, 2006, there were no iindicators of impairment of long-lived assets.

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

Results of Operations for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

We believe there is some improvement in the economy in general and corporate infrastructure technology spending in specific. We saw increases in revenue in almost all lines of business this past quarter, and expect to see improvement in our revenue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Three Month Period Ended September 30,
	(In thousands)
	2006	%	2005	%

Centergistic (U.S.)	$549	60.7	$412	51.8
Mexico and Latin America	$355	39.3	$255	38.2
Total	$904	100.0	$667	100.0

Total net revenues increased by $237,000 or 36% for the three month period ended September 30, 2006 (“PE 2006”) as compared to the three month period ended September 30, 2005 (“PE 2005”). Revenues from U.S. based operations decreased by $137,000 or 33% from the PE 2005. Revenues from Mexico increased by $100,000 or 39% during PE 2006.

In the U.S. based operations, direct sales of AgentView increased $44,000 or 102% compared to PE 2005. The increase is due to focused sales targeting of customers and purchases of our new version of software with enhanced security features. We are starting to see increased sales activity from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending begins to increase, we will expect our revenue to increase.

Distribution revenue in the U.S. increased by $57,000 or 26% from PE 2004. We signed a new distributor in July and generated revenues of $156,000 during PE 2006. We also saw a decrease in distribution hardware of $136,000 as we exited the hardware business during the past fiscal year. We expect business from our largest distributor to increase during the next nine months as we hope to see increased volume as an upgrade program been rolled out by British Telecom to their installed base and an expected roll out of our CenterStats product to that base as well.

Installation and training revenues increased by $20,000 or 133% from PE 2005 due to the increased sales of AgentView and CenterStats. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Mexico and Latin America revenues increased by $100,000 or 39% as compared to PE 2005. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the Mexican and South American economies improve.

Cost of Revenues

Cost of revenues decreased to $147,000 or 16% of revenues as compared to $214,000 or 32% of revenues in PE 2005. Costs associated with hardware sales decreased by $102,000, accounting for nealy all of the decline. As substantial all of our revenue over this past three months ended September 30, 2005 was derived from software and services, our costs related to hardware sales declined accordingly.

Gross Profit

Gross profit increased to 84% of revenues in PY 2005, or $758,000, as compared to 68%, or 453,000, in PY 2005. The increase in gross profit percentage is attributable to the mix of revenue toward software and service products. We expect to reverse this trend in upcoming quarters as we sell more AgentView and CenterStats to direct end-users.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $23,000 or 16% as compared to PE 2005. We spent less on consulting ($7,000) due to the reduction of one outside consultant, trade shows ($12,000)due to reduced attendance, and travel ($4,000) due to more efficient use of on-line demonstrations and meetings. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy in this and our next fiscal year. If we do not receive any capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we receive any additional capital, we will use the funds to hire sales and marketing professionals, development staff, and implement marketing programs for CenterStats. We plan to hire up to 10 sales professionals and up to 10 developers. If we are not successful in raising the capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

General and administrative expenses increased by $63,000 or 17% as compared to PE 2005. We implemented a bonus plan for our senior executives and the entire increase of $63,000 was due to the bonus plan.

We anticipate general and administrative expenses to increase as we add staff (mainly employee benefit and related costs). We will eventually have to add administrative staff, but do not plan to do so in fiscal year 2007.

Research and Development

Research and development expenses decreased by $38,000 or 46% over the same period as last year primarily due to reduced headcount and closing the India development office. Salaries decreased by $26,000 from PE 2005 and the India office closure saved $11,000.

We plan to increase the staffing level to ten upon a successful raise of additional capital or funding from operations. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

The interest expense during both PE 2006 and PE 2005 was related to borrowings on the line of credit.

Net Income (Loss)

Net income increased to $145,000 as compared to a $153,000 loss in PE 2005, a $298,000 or 195% improvement. The improvement was primarily due to increased revenues and higher gross profit margins from the mix of software and service sales.

Liquidity and Capital Resources

Net cash provided by operating activities was $86,000 in PE 2006 compared to a use of $112,000 in PE 2005. The net cash provided by operations in PE 2006 was comprised primarily of the net income, depreciation and amortization of $38,000, and a net decrease in assets and liabilities of $107,000. The net cash used for operations in PE 2005 was comprised primarily of the net loss, depreciation and amortization of $39,000, and a net decrease in assets and liabilities of $5,000.

Net cash from investing activities used $5,000 in PE 2005. The cash used was primarily due to purchase of fixed assets.

Net cash used in financing activities was $10,000 in PE 2006 as compared to a generation of$37,000 in PE 2005. The cash used in PE 2006 was primarily used to pay down debt. The cash provided in PE 2005 came primarily from borrowings on long-term debt.

In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of September 30, 2006, the balance of these loans is $24,975.

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

In November 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $300,000 secured by a lien on all the assets of the Company. On March 31, 2005, the maximum amount of borrowings under the line was increased to $400,000. The due date of the line is July 1, 2007. The balance of this line at September 30, 2006 was $390,000.

As of September 30, 2006, including the results of operations for the three months then ended, our working capital was a deficit of $268,000. We believe that we will be able to convert our operating results into the cash necessary to continue operations for the balance of fiscal year 2007.

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

We generated net income of $144,000 during the three months ended September 30, 2006, but as of such date our accumulated deficit was $2,924,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the three month periods ended September 30, 2006 and 2005 were $904,000 and $667,000, respectively.

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

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years. For the three month periods ended September 30, 2006 and 2005, Dacon accounted for 18% and 25%, respectively, of net revenues, and 7% of total trade receivables as of September 30, 2006. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the three month periods ended September 30, 2006 and 2005, these customers represented approximately 39% and 38%, respectively, of our total net revenues.

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

 As of September 30, 2006 our officers and directors beneficially owned a total of 11,873,912 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after September 30, 2006), or approximately 58% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,724,312 shares of common stock outstanding on September 30, 2006. An additional 2,553,710 shares underlying options, and warrants outstanding on September 30, 2006 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

None.

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

CENTERGISTIC SOLUTIONS, INC.

Date: February 20, 2007	By:	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
Chief Executive Officer

Date: February 20, 2007	By:	/s/ David M. Cunningham
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