Form 10QSB
period 2006-12-31
CENTERGISTIC SOLUTIONS INC
filed 2007-02-23
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
-OR-

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

Yes ☐  No ☒

As of January 31, 2007, there were 10,724,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes ☐ No ☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet at December 31, 2006 (Unaudited)	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Six and Three Months Ended December 31, 2006 and 2005 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2006 and 2005 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	27

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

SIGNATURES	29

EXHIBIT INDEX	29

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

December 31,
2006
(Unaudited)
ASSETS
Current
Cash and cash equivalents	$170,019
Trade receivables, less allowance for doubtful
accounts of $88,500	940,444
Inventories	122,162
Prepaid expenses	58,601
Miscellaneous receivables	16,028

Total current assets	1,307,254

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $758,396	46,097

Capitalized software development costs,
net of accumulated amortization of $1,837,886	15,265

Other assets
Deferred offering costs	540,754
Other	(9,922)

Total other assets	530,832

$1,899,448
See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet (continued)

December 31,
2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$47,997
Notes payables - Line of Credit-related party	360,000
Accounts payable	412,253
Accrued expenses	298,396
Deferred income	311,931

Total liabilities, all current	1,430,577

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized;
10,724,312 shares issued and outstanding	3,058,510
Additional paid-in capital	296,462
Accumulated deficit	(2,816,171)
Unearned stock compensation	(2,476)
Common stock to be redeemed	(67,454)

Total stockholders’ equity (deficit)	468,871

Total liabilities and stockholders’
equity (deficit)	$1,899,448

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$1,616,834	$1,263,229	757,733	742,303
Professional services	81,700	31,300	37,150	22,300
Hardware sales	800	239,411	-	102,011

Total revenues	1,699,334	1,533,940	794,883	866,614

Cost of revenues:
Software and service costs	267,861	356,696	121,086	244,007
Professional services	1,537	-	1,537	-
Hardware costs	268	172,787	268	71,226

Total cost of revenues	269,666	529,483	122,891	315,233

Gross profit	1,429,668	1,004,457	671,992	551,381

Operating expenses:
Selling and marketing	222,861	298,669	104,669	157,755
Research and development	90,938	156,682	46,220	73,810
General and administrative	836,536	774,996	402,576	403,833

Total operating expenses	1,150,335	1,230,347	553,465	635,398

Operating Income (loss)	279,333	(225,890)	118,527	(84,017)

Other income (expense)	985	(5,424)	758	(4,567)

Interest expense	(28,033)	(17,040)	(11,709)	(7,111)

Income (loss) before income taxes	252,285	(248,354)	107,576	(95,695)

Income tax provision		(3,200)	-	(3,200)

Income (loss)	252,285	(251,554)	107,576	(98,895)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive Income (loss)	$252,285	$(251,554)	107,576	(98,895)

Basis and diluted net income (loss) per share	$0.02	$(0.02)	0.01	(0.01)

Weighted-average number of
common shares outstanding	10,724,312	10,699,312	10,724,312	10,699,312

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net income (loss)	$252,285	$(251,554)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation and amortization	66,798	73,621
Provision for doubtful accounts	29,250	6,000
Stock compensation	3,726	3,726
Non-cash interest expense
Loss on sale of securities
available for sale
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(196,944)	(71,425)
Inventories	(2,017)	(18,242)
Prepaid expenses	(24,898)	(18,544)
Miscellaneous receivables	6,300	(2,578)
Deposits	-	8,270
Other	21,160	4,647
Accounts payable	(47,286)	92,806
Accrued expenses	45,386	(5,244)
Deferred income	5,630	125,176

Net cash provided (used) by operating activities	159,390	(53,341)

Cash flows from investing activities
Proceeds from sale of securities	-	-
Additions to capitalized software development costs
Purchase of equipment	(2,863)	(6,922)

Net cash used by investing activities	(2,863)	(6,922)

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended
	December 31,
	2006	2005
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	-	24,480
Principal payments on term loan and
notes payable	(36,000)	-
Borrowings on short-term debt	-	81,000
Repurchase of common stock	(41,696)	-
Accrued ESOT distribution	32,196	-

Net cash (used) provided by
financing activities	(45,500)	105,480

Net (decrease) increase in cash and cash equivalents	111,027	45,217

Cash and cash equivalents, beginning of period	58,992	80,486

Cash and cash equivalents, end of period	$170,019	$125,703

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$26,533	$16,140

Income tax payments	$-	$3,200

See accompanying notes to condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2006 and for the six month periods ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of December 31, 2006 and for the six months ended December 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”). All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July
2003. SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. As of and for the six months ended December 31, 2006, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions - Mexico.

The following represents the total assets by segment:	December 31, 2006

Centergistic Solutions	$4,473,098
Centergistic Solutions - Mexico	580,730
5,053,828
Eliminations	(3,154,380)
Total consolidated assets	$1,899,448

The following represents the revenues, gross profit and net income (loss) by segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Centergistic Solutions

Revenues	$479,119	$353,705	$1,028,754	$766,016
Gross profit	$468,128	$275,136	$1,005,159	$585,886
Net income (loss)	$150,358	$(141,945)	$305,181	$(255,347)

Centergistic Solutions - Mexico

Revenues	$315,764	$512,909	$670,580	$767,924
Gross profit	$203,864	$276,245	$424,509	$418,571
Net income (loss)	$(42,551)	$43,050	$(52,896)	$3,793

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

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

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At December 31, 2006, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of December 31, 2006, the Company’s largest customer accounted for 4% of total trade receivables. For each of the six months ended December 31, 2006 and 2005, the Company’s largest customer accounted for 15% of total Company net revenues, respectively. There was one other customer that accounted for 14% of total Company’s net revenues for the six months ended December 31, 2006. That customer accounted for 4% of total trade receivables at December 31, 2006. No other customers exceeded 10% of such amounts as of each respective period-end.

As of December 31, 2006, customers of the Company’s Mexican subsidiary accounted for 43% of total trade receivables. For each of the six months ended December 31, 2006 and 2005 sales to customers of the Company’s Mexican subsidiary account for 39% and 50%, respectively, of total Company net revenues.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors or sell the public shell. As of December 31, 2006, the Company capitalized a net amount of $540,754 for these services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. There can be no assurance that the Company will receive funding from private investors or be able to sell the shell. If the Company is able to receive private funding or sell the shell, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated or the Company finds there is no market for the public shell.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $80,610 through December 31, 2006 for stock option grants, of which $3,726 was recognized during the six-month periods ended December 31, 2006 and 2005. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:

2.	Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

	Six Months
	Ended December 31,
	2005	2004
Net income (loss), as reported	$252,285	$(251,554)
Add: Stock compensation
expense recorded in
accordance with APB
Opinion No. 25	3,726	3,726
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all stock options, net of
related tax effects	(9,245)	(8,738)

Pro forma net income (loss)	$246,766	$(256,566)

Pro forma net income (loss) per share	$0.02	$(0.02)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 4.4% and 3.25% for the six month periods ended December 31, 2006 and 2005, respectively, and expected lives of ten years for all grants.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

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
December 31, 2006 and 2005 is Unaudited)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically six to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the six months ended December 31, 2006 and 2005 was $15,000 and $40,920, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of December 31, 2005 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of December 31, 2006:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated
amortization	(1,837,886)
$15,265

4.	Notes Payable - Related Parties

On November 30, 2004, as amended on March 31, 2005, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line are due on July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at December 31, 2006 is $360,000.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after December 31, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at December 31, 2006 is $18,022.

5.	Commitments and Contingencies

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2006, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

6.	Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At December 31, 2006, 1,042,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At December 31, 2006, 470,400 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the six months ended December 31, 2006 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,436,200	$.51
Expired	(355,000)	(.57)
Granted	6,400.36

Outstanding at end of period	2,087,600	$.50

Exercisable at end of period	1,639,300	$.54

Weighted average fair value of options granted during the period		$.36

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Six Months Ended
December 31, 2006 and 2005 is Unaudited)

6.	Stockholders’ Equity (continued)

Stock Option Plans (continued)

A summary of stock options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,354,800	6.59	$.39	906,500	$.39
$0.52 to $0.79	732,800	1.94	.72	732,800.72

	2,087,600		$.50	1,639,300	$.54

Common Stock Purchase Warrants

In connection with the line of credit agreement (Note 4), the Company issued warrants to its CEO and CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable any time prior to January 2010. All of these warrants were outstanding as of December 31, 2006.

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

Current Conditions

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the six month periods ended December 31, 2006 and 2005, these customers represented approximately 39% and 50%, respectively, of our total net revenues.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of December 31, 2006 and June 30, 2006, our accounts receivable balances were $940,000 and $773,000, respectively, net of our estimated allowances for doubtful accounts of $89,000 and $59,000, respectively.

The accounts receivable balance increased during the six month period ended December 31, 2006. The Company achieved higher revenue volumes during this period and a significant amount of revenue ($350,000) was generated in November and not collected as yet. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

Capitalized Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Amortization of capitalized software costs totaled $15,000 and $41,000 for the six month periods ended December 31, 2006 and 2005, respectively.

Long-Lived Assets

During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of December 31, 2006, no such indicators of impairment were identified by management.

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

Results of Operations for the Six Months Ended December 31, 2006 as Compared to the Six Months Ended December 31, 2005

We believe there is some improvement in the economy in general and corporate infrastructure technology spending in specific. Fortunately, we saw increases in revenue in our U.S. and European markets, but an decline in our Mexican subsidiary. We expect to see continued improvement in our revenue as long as corporate infrastructure technology spending remains consistent. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Six Month Period Ended December 31,
	(In thousands)
	2006	%	2005	%
Centergistic (U.S.)	$1,028	60.5	$766	49.9
Mexico and Latin America	$671	39.5	$768	50.1
Total	$1,699	100.0	$1,534	100.0

Total net revenues increased by $165,000 or 11% for the six month period ended December 31, 2006 (“PE 2006”) as compared to the six month period ended December 31, 2005 (“PE 2005”). Revenues from U.S. based operations increased by $262,000 or 34% from the PE 2005. Revenues from our Mexican subsidiary decreased by $97,000 or 13% during PE 2006.

In the U.S. based operations, direct sales of AgentView increased $206,000 or 278% compared to PE 2005. We introduced a new version of software with enhanced features including increased security and several customers who delayed purchasing effected orders this year. In addition, several customers upgraded to the new version. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

Distribution revenue in the U.S. increased by $25,000 or 7% from PE 2005. Revenue from our largest distributor, Dacon, increased by $32,000 or 14% from PE 2005. We expect business from Dacon to increase during the next nine months as we see increased volume as an upgrade program was introduced to the British Telecom (“BT”) installed base, and an expected roll out of our CenterStats product to that base as well. The significant factor was that distribution software revenue increased by $263,000 and distribution hardware revenue decreased by $238,000. This increase in software and decrease in hardware revenue is a direct result of our strategy to eliminate hardware sales and increase our margins by selling software and services. We also signed a new distributor in July 2006 that generated $236,000 during the six months ended December 31, 2006. We expect the revenue stream to slow somewhat from these levels, but still provide consistent revenue over the remainder of our fiscal year.

Installation and training revenues increased by $15,000 or 51% from PE 2005. These revenues increased due to the additional software sales. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Mexico and Latin America revenues decreased by $97,000 or 13% as compared to PE 2005. We made a decision to drop low margin 3rd party hardware sales of certain products in Mexico in order to improve our margins. The reduction in revenue is a function of the dropped products. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the Mexican and South American economies improve.

Cost of Revenues

Cost of revenues decreased to $270,000 or 16% of revenues as compared to $530,000 or 35% of revenues in PE 2005. Costs associated with hardware and third party products sales decreased by $172,000. As a lesser portion of our revenue over this past six months ended December 31, 2005 was derived from hardware sales, our costs related to hardware and third-party products decreased accordingly. We expect declining hardware revenues and costs throughout this remainder of the fiscal year resulting in improved cost of revenue percentages. We have stopped selling hardware and have concentrated solely on software and service related revenues.

Gross Profit

Gross profit improved to 84% of revenues in PE 2006, or $1,430,000, as compared to 65%, or $1,004,000, in PE 2005. The improvement in gross profit percentage is attributable to the mix of revenue to software and service products from hardware and third-party sourced products. We expect this trend to end as we sell more AgentView and CenterStats to direct end-users throughout the remainder of the fiscal year.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $76,000 or 25% as compared to PE 2005. We spent less on sales salaries and wages by $30,000 due to reduced staff and consolidation of a sales management position. Trade show expenses were lower by $19,000 and travel expenses were lower by $11,000. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive any capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. We plan to slowly hire sales professionals as funds permit. We will hire to the level that can be sustained from our existing operational cash flow.

General and Administrative

General and administrative expenses increased by $62,000 or 8% as compared to PE 2005. The creation of a bonus plan for senior executives caused a $111,000 increase over last year. Salaries and wages decreased by $23,000 due to the elimination of an administrative manager position. Amortization of capitalized software decreased by $26,000.

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

Research and Development

Research and development expenses decreased by $66,000 or 42% over the same period as last year primarily due to closing our development office in India. We had previously employed a staff of four programmers in India to help with writing and testing new code. Due to cost and management constraints, we elected to terminate the staff and close the office. This resulted in a savings of $46,000 in salaries and wages and $15,000 in rent and professional fees from the previous year.

We plan to increase the staffing level upon achieving sufficient operational cash flow. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

The interest expense during both PE 2006 and 2005 were related primarily to interest on the line of credit. This expense is expected to remain constant until we achieve sufficient operating cash necessary to begin to pay down the debt.

Net Income (Loss)

Net income increased to $252,000 as compared to a loss of $252,000 in PE 2005, a $504,000 or 200% improvement. The improvement was primarily due to higher software and service revenue levels achieved in the period with substantially higher margins.

Liquidity and Capital Resources

Net cash provided by provided by operating activities was $159,000 in PE 2006 as opposed to cash used by operating activities of $53.000 in PE 2005. The net cash provided by operations in PE 2006 was comprised of the net income and depreciation and amortization of $67,000 offset by a decrease in assets and liabilities of $193,000. The net cash used for operations in PE 2005 was comprised primarily of loss from operations of $252,000 offset by depreciation and amortization of $74,000, and a net increase from changes in assets and liabilities of $115,000.

Net cash from investing activities used $3,000 in PE 2006 as compared to $7,000 in PE 2005. The cash used in both period ends were primarily due to purchase of fixed assets.

Net cash used in financing activities was $46,000 in PE 2006 as compared to net cash provided by financing activites of $105,000 in PE 2005. The amount used in PE 2006 was primarily comprised of payments on debt. The amount provided in PE 2005 was primarily due to borrowings of $81,000 and reductions in deferred offering costs of $25,000.

We had deficit working capital of $123,000 at December 31, 2006.

We expect to generate enough working capital from profits to fund operations through the remainder of our fiscal year.

In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of December 31, 2006, the balance of these loans is $24,975.

In July 2003, we agreed to purchase 148,328 shares of our common stock from Al Wild, a former employee, for $44,220 and issued our secured promissory note payable to Mr. Wild in such amount. Our note bears interest at the rate of 5% per annum, and monthly payments of principal and interest in the amount of $2,700 are due and payable on the note commencing September 30, 2003. As each monthly payment is made on our note, we may cancel and retire 8,728 of the shares. Mr. Wild may cancel our note at any time and elect to receive the remainder of the shares we purchased from him that have not been cancelled and retired by us in accordance with our agreement. Payment of our note to Mr. Wild is secured by all of our assets. The balance of this note at December 31, 2006 is $18,022.

In November 2003, and amended March 2005, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $400,000 secured by a lien on all the assets of the Company. The balance of this line at December 31, 2006 was $360,000.

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

Results of Operations for the Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

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

Revenues

	Three Month Period Ended December 31,
	(In thousands)
	2006	%	2005	%
Centergistic (U.S.)	$479	60.3	$354	40.8
Mexico and Latin America	$316	39.7	$513	59.2
Total	$795	100.0	$867	100.0

Total net revenues decreased by $72,000 or 8% for the three month period ended December 31, 2006 (“PE 2006”) as compared to the three month period ended December 31, 2005 (“PE 2005”). Revenues from U.S. based operations increased by $125,000 or 57% from the PE 2005. Revenues from Mexico decreased by $197,000 or 38% during PE 2006.

In the U.S. based operations, direct sales of AgentView increased $164,000 or 547% compared to PE 2005. We were successful in selling our new version of software and upgrading several customers to the new platform. Our focus has turned away from hardware sales, concentrating primarily on selling software and services. We expect this trend of reducing hardware sales to continue throughout the remainder of the fiscal year and beyond. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

Distribution revenue in the U.S. dropped by $32,000 or 19% from PE 2005. Revenue from our largest distributor, Dacon, increased by $33,000 or 49% from PE 2005. We expect business from Dacon to increase during the remainder of our fiscal year as we introduced an upgrade program to the British Telecom (“BT”) installed base, and will expect a roll out of our CenterStats product to that base as well. We signed a new distributor in July 2006 and this distributor produced $80,000 in revenue during the three months ended December 31, 2006. We saw distribution hardware revenue fall by $102,000 during the PE 2006. We made a concerted effort to sell software and services to our distributors instead of hardware and 3rd party sourced products during our last fiscal year. We expect this trend to continue throughout the remainder of our fiscal year.

Installation and training revenues decreased by $5,000 or 36% from PE 2005 due to timing of installations. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Mexico and Latin America revenues decreased by $197,000 or 38% as compared to PE 2005. We made a decision to drop low margin 3rd party hardware sales of certain products in Mexico in order to improve our margins. The reduction in revenue is a function of the dropped products. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the Mexican and South American economies improve.

Cost of Revenues

Cost of revenues decreased to $123,000 or 15% of revenues as compared to $315,000 or 36% of revenues in PE 2005. Costs associated with hardware and third party products sales decreased by $71,000. As a greater portion of our revenue over this past three months ended December 31, 2006 was derived from software and service sales, our costs related to hardware and third-party product sales declined accordingly. We made a concerted effort to eliminate hardware sales and reduce sales of lower margin products in Mexico. This, along with higher software and service sales, increased our margins substantially. We expect declining hardware revenues and costs to occur throughout the remainder of our fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 85% of revenues in PE 2006, or $672,000, as compared to 64%, or $551,000, in PE 2005. The improvement in gross profit percentage is attributable to the mix of revenue to software and service products from hardware and third-party sourced products. We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users and reduce our hardware sales.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased $53,000 or 34% as compared to PE 2005. We saw decreased salaries and wages of $20,000 due to lower staffing levels and consolidation of a sales management position. We spent less on trade shows this period by $10,000 and lower travel and entertainment expenses of $5,000. We also spent less on commissions ($7,000) due to the reduced sales level in Mexico. We also reduced the use of outside consultants by $5,000 during PE 2006. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we are not successful in raising capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

General and administrative expenses basically remained flat as compared to PE 2005. Salaries and wages and the related payroll taxes decreased by $25,000 due to reduced staff and eliminating an administrative management position. Amortization of capitalized software decreased by $14,000 and rent expenses decreased by $10,000. These decreases were offset by an increase in bonus of $54,000 due to implementing a plan for executive management.

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

Research and Development

Research and development expenses decreased by $28,000 or 38% over the same period as last year primarily due to closing our development center which opened in India in May 2003. Salaries decreased by $20,000 due to the reductions related to the India closure and travel costs decreased by $3,000 due to not traveling to India as frequently and closing the office saved $5,000 in rent and professional fees..

We plan to increase the staffing level upon generating sufficient operational cash flow. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Other (Expense) Income

The interest expense during both PE 2006 and PE 2005 were related to interest on the line of credit. This expense is expected to remain constant until we achieve sufficient operating cash necessary to begin to pay down the debt.

Net Income (Loss)

Net income increased to $108,000 as compared to a $99,000 loss in PE 2005, a $207,000 or 209% improvement. The improvement was primarily due to higher software and service revenue levels achieved in the period with substantially higher margins.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We generated net income of $252,000 during the six months ended December 31, 2006, but as of such date our accumulated deficit was $2,816,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the six month periods ended December 31, 2006 and 2004 were $1,699,000 and $1,534,000, respectively.

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

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 12 years. For each of the six month periods ended December 31, 2006 and 2005, Dacon accounted for 15%, respectively, of net revenues, and 4% of total trade receivables as of December 31, 2006. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the six month periods ended December 31, 2006 and 2005, these customers represented approximately 39% and 50%, respectively, of our total net revenues.

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

As of December 31, 2006 our officers and directors beneficially owned a total of 6,897,086 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after December 31, 2006), or approximately 58% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,724,312 shares of common stock outstanding on December 31, 2006. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 2,553,710 shares underlying options and warrants outstanding on December 31, 2006 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

CENTERGISTIC SOLUTIONS, INC.

Date: February 20, 2007	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
Chief Executive Officer

Date: February 20, 2007	/s/ David M. Cunningham
David M. Cunningham,
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of CEO - Rule 13a - 14(a) or 15d - 14(a)*

31.2	Certification of CFO - Rule 13a - 14(a) or 15d - 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

* Filed herewith + Furnished herewith