Form 10QSB
period 2007-03-31
CENTERGISTIC SOLUTIONS INC
filed 2007-05-11
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Yes ☒   No ☐

As of April 30, 2007, there were 10,724,312 shares of the issuer’s Common Stock outstanding.

Traditional Small Business Disclosure Format. Yes☐   No☒

CENTERGISTIC SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS
Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet at March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Nine and Three Months Ended March 31, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2007 and 2006 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Controls and Procedures	31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet

March 31,
2007

ASSETS
Current
Cash and cash equivalents	$112,824
Trade receivables, less allowance for doubtful
accounts of $79,080	946,192
Inventories	128,259
Prepaid expenses	69,772
Miscellaneous receivables	9,728

Total current assets	1,266,775

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $769,896	51,662

Capitalized software development costs,
net of accumulated amortization of $1,845,386	7,765

Other assets
Deferred offering costs	540,754
Other	17,916

Total other assets	558,670

$1,884,872

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Balance Sheet (continued)

March 31,
2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payables - related parties	$47,997
Notes payables - Line of credit-related party	330,000
Accounts payable	387,762
Accrued expenses	311,164
Deferred income	297,658

Total liabilities, all current	1,374,581

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, 80,000,000 shares authorized;
10,724,312 shares issued and outstanding	3,058,510
Additional paid-in capital	296,462
Accumulated deficit	(2,776,614)
Unearned stock compensation	(613)
Common stock to be redeemed	(67,454)
510,291
Less notes receivable	-

Total stockholders’ equity (deficit)	510,291

Total liabilities and stockholders’
equity (deficit)	$1,884,872

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Software and service revenues	$2,310,902	$2,011,309	694,068	748,080
Professional services	119,163	69,698	37,463	38,398
Hardware sales	9,900	326,016	9,100	86,605

Total revenues	2,439,965	2,407,023	740,631	873,083

Cost of revenues:
Software and service costs	378,284	430,044	110,423	73,348
Professional services	1,537	16,242	-	16,242
Hardware costs	5,891	257,045	5,623	84,258

Total cost of revenues	385,712	703,331	116,046	173,848

Gross profit	2,054,253	1,703,692	624,585	699,235

Operating expenses:
Selling and marketing	295,954	460,729	73,093	162,060
Research and development	174,923	227,359	83,985	70,677
General and administrative	1,254,174	1,224,527	417,638	449,531

Total operating expenses	1,725,051	1,912,615	574,716	682,268

Operating income (loss)	329,202	(208,923)	49,869	16,967

Other income (expense)	1,736	(5,191)	751	233

Interest expense	(39,184)	(32,390)	(11,151)	(15,350)

Income (Loss) before income taxes	291,754	(246,504)	39,469	1,850

Income tax provision	-	(3,200)	-	-

Net income (loss)	291,754	(249,704)	39,469	1,850

Other comprehensive income, net of tax	-	-	-	-

Comprehensive income (loss)	$291,754	$(249,704)	39,469	1,850

Net income (loss) per share - Basic	$0.03	$(0.02)	-	-
Diluted	$0.02	-	-	-
Weighted-average number of
common shares outstanding - Basic	10,724,312	10,705,334	10,724,312	10,717,645
Diluted	12,929,422	-	12,929,422	-

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$291,754	$(249,704)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization	93,847	106,325
Provision for doubtful accounts	19,830	22,750
Stock compensation	5,589	5,589
Non-cash interest expense
Loss on sale of securities
available for sale
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(193,272)	(125,631)
Inventories	(8,014)	21,602
Prepaid expenses	(36,069)	17,327
Miscellaneous receivables	5,100	(4,578)
Deposits	(8,742)	5,964
Other	1,516	-
Deferred legal fees	-	(5,000)
Accounts payable	(71,777)	(88,671)
Accrued expenses	65,141	43,891
Deferred income	(8,643)	170,301

Net cash provided (used) by operating activities	156,260	(79,835)

Cash flows from investing activities
Proceeds from sale of securities	-	-
Additions to capitalized software development costs	-	-
Purchase of equipment	(19,928)	(7,384)

Net cash used by investing activities	(19,928)	(7,384)

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from financing activities
Deferred offering costs	-	19,480
Issuance of common stock	-	5,000
Borrowings on short-term debt	-	66,000
Payments on short-term debt	(66,000)	-
Repurchase of common stock	(41,696)	2,750
Loan against distribution	-	(4,500)
Accrued ESOT distribution	25,196	-

Net cash (used) provided by
financing activities	(82,500)	88,730

Net (decrease) increase in cash and cash equivalents	53,832	1,511

Cash and cash equivalents, beginning of period	58,992	80,486

Cash and cash equivalents, end of period	$112,824	$81,997

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$37,834	$31,040

Income tax payments	$-	$3,200

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Information with Respect to the Nine Months Ended
March 31, 2007and 2006 is Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three and nine month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements and notes thereto should be read with the consolidated financial statements for the year ended June 30, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiary, Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”). All significant intercompany accounts and transactions have been eliminated.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Management’s Plans / Liquidity

During the nine months ended March 31, 2006, the Company generated net income of $291,754, which includes depreciation and amortization of $93,847, and, as of March 31, 2007, the Company had a working capital deficit of ($107,806). The Company demonstrated reduced operating costs during the nine months ended March 31, 2007, as the costs decreased by $187,564 or from 79% of revenues to 71% in the current period. The Company achieved gross profit margins of 84% during the nine months ended March 31, 2007 as compared to 71% last period ended. The Company expects this increased margin trend to continue as the Company is focused on selling software and service and reducing the reliance on less profitable hardware sales. The Company anticipates revenue growth through an improved economy, increased sales of new software products to our European distributor, targeted sales and marketing efforts, addition of strategically placed sales personnel, and expects an increased software sales trend to continue the remainder of this fiscal year and produce operating profits throughout the next fiscal year.

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

Segment Reporting

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segment of an Enterprise and Related Information,” beginning July 2003. SFAS No. 131 establishes standards for the way to report information about operating segments and related disclosures about products and services, geographic areas, and major customers in financial statements. As of and for the three and nine months ended March 31, 2007, the Company views its operations and manages its business in two segments: Centergistic Solutions and Centergistic Solutions - Mexico.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

The following represents the total assets by segment:

March 31, 2007

Centergistic Solutions	$4,429,989
Centergistic Solutions - Mexico	641,751
5,071,740
Eliminations	(3,186,868)
Total consolidated assets	$1,884,872

The following represents the revenues, gross profit and net income (loss) by segment:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Centergistic Solutions

Revenues	$1,479,264	$1,256,765	$450,511	$490,749
Gross profit	$1,440,264	$983,478	$435,105	$397,592
Net income (loss)	$399,215	$(269,497)	$94,034	$(14,159)

Centergistic Solutions - Mexico

Revenues	$960,701	$1,150,258	$290,120	$382,334
Gross profit	$613,989	$720,214	$189,480	$301,643
Net income (loss)	$(107,461)	$19,802	$(54,565)	$16,009

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
March 31, 2007 and 2006 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share (continued)

For all periods presented, basic and diluted income (loss) per common share have been calculated. The dilutive income per share calculation includes shares on a "as if" basis as if options and warrants had been exercised.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At March 31, 2007, the Company did not have any amounts held in the bank in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of March 31, 2007, the Company’s largest customer accounted for 24% of total trade receivables. For each of the nine months ended March 31, 2007 and 2006, the Company’s largest customer accounted for 21% and 13% of total Company net revenues, respectively. There were no other customers that exceeded 10% of such amounts as of each respective period-end.

As of March 31, 2007, customers of the Company’s Mexican subsidiary accounted for 51% of total trade receivables. For each of the nine months ended March 31, 2007 and 2006 sales to customers of the Company’s Mexican subsidiary account for 39% and 48%, respectively, of total Company net revenues.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of March 31, 2007, the Company capitalized a net amount of $540,754 for these and related services and such are included in the accompanying condensed consolidated balance sheets as deferred offering costs. The capitalized deferred offering costs relate to a pending equity transaction or a sale of the public shell. There can be no assurance that the Company will receive funding from private investors or sell the shell. If the Company is able to receive private funding or sell the shell, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts are terminated or the ability to sell the shell has been extinguished.

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
March 31, 2007 and 2006 is Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Accounting for Stock-based Compensation (continued)

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $82,473 through March 31, 2007 for stock option grants, of which $5,589 was recognized during the nine-month periods ended March 31, 2007 and 2006. Had compensation cost for the stock-based compensation plan been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net income (loss) would have been as shown below:

	Nine Months
	Ended March 31,
	2007	2006
Net income (loss), as reported	$291,754	$(249,704)
Add: Stock compensation
expense recorded in
accordance with APB
Opinion No. 25	5,589	5,589
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all stock options, net of
related tax effects	(13,841)	(13,355)

Pro forma net income (loss)	$283,502	$(257,470)

Pro forma net income (loss) per share	$0.03	$(0.02)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 4.39% and 3.75% for the nine month periods ended March 31, 2007 and 2006, respectively, and expected lives of ten years for all grants.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

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
March 31, 2007 and 2006 is Unaudited)

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the nine months ended March 31, 2007 and 2006 was $22,500 and $61,375, respectively, and is included general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of March 31, 2007 and the related estimated lives:

Date Technological
	Feasibility	Estimated
	Established	Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of March 31, 2007:

CenterStats	$398,998
AgentView (fully amortized)	307,476
Fully amortized products	1,146,677
1,853,151
Accumulated
amortization	(1,845,386)
$7,765

4.	Notes Payable - Related Parties

On November 30, 2004, as amended March 31, 2005, the Company entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. Interest on the advances are payable monthly at 10% per annum. Advances and unpaid interest on the line are due on July 1, 2007. Advances on the line are personally guaranteed in equal amounts by the CEO and Vice President/COO/CFO of the Company. The balance of the line at March 31, 2007 is $330,000.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

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

In July 2003, the Company agreed to purchase 148,328 shares of Company common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 are due and payable on the note commencing after December 31, 2003. As each payment is made, the Company cancels and retires 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The last payment on this note was made in August 2004. The balance of the note at March 31, 2007 is $18,022.

5.	Commitments and Contingencies

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of March 31, 2007, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying condensed consolidated financial statements.

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

6.	Stockholders’ Equity

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At March 31, 2007, 1,042,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At March 31, 2007, 464,000 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the nine months ended March 31, 2007 is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,436,200	$0.51
Expired	(355,000)	(0.57)
Granted	12,800	0.36

Outstanding at end of period	2,094,000	$0.50

Exercisable at end of period	1,652,100	$0.54

Weighted average fair value of options granted during the period		$0.36

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Information with Respect to the Nine Months Ended
March 31, 2007 and 2006 is Unaudited)

6.	Stockholders’ Equity (continued)

Stock Option Plans (continued)

A summary of stock options outstanding at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 to $0.47	1,361,200	6.36	$0.39	919,300	$0.39
$0.52 to $0.79	732,800	1.69	0.72	732,800	0.72

	2,094,000		$0.50	1,652,100	$0.54

Common Stock Purchase Warrants

In connection with the line of credit agreement (Note 4), the Company issued warrants to its CEO and CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable any time prior to January 2010. All of these warrants were outstanding as of March 31, 2007.

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

     We are subject to a rapidly changing technological environment. Our ability to keep current with the demands of technology is critical to our success. Each time the data flow of a particular application in the call/contact center changes or new applications are created, we must be able to retrieve that data. Our products must be changed also so that we may retrieve that data. If we cannot continue to stay atop the technology curve, we will not be able to compete effectively in this market space. To combat this challenge, we have developed technology partnerships with many of the industry application providers such as Avaya, Cisco, Aspect, Genesys, Microsoft, and Nortel to name a few. These partnerships allow us the environment to test our products and certify that our products work with a specific vendor application and to get updates as their technology changes.

Current Conditions

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2007 and 2006, these customers represented approximately 39% and 48%, respectively, of our total net revenues.

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

Allowance for Doubtful Accounts

     Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of March 31, 2007 and June 30, 2006, our accounts receivable balances were $946,000 and $773,000, respectively, net of our estimated allowances for doubtful accounts of $79,000 and $59,000, respectively.

     The accounts receivable balance increased during the nine month period ended March 31, 2007. The Company achieved higher revenue volumes during this period and this resulted in increased accounts receivables balances. We do expect the accounts receivable balance to grow as we increase our sales of CenterStats. The payment cycle on these types of sales will stretch to 75-90 days from our typical experience of 45-60 days.

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

     The accounts receivable turnover at March 31, 2007 has increased to 140 days. We attribute this increase to higher sales volume and several older invoices. We do expect the turnover to improve as we increase collections of several older accounts, especially Mexican distributors.

Capitalized Software Development Costs

     We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that software development costs incurred internally should be expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, all software development costs should be capitalized until the product is available for general release to customers. Technological feasibility is defined as a completion of detail program design. Amortization of capitalized software costs totaled $22,500 and $61,000 for each of the nine month periods ended March 31, 2007 and 2006, respectively.

Long-Lived Assets

     During fiscal year 2003, we adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Implementation of such standard has not had a material effect on the accompanying consolidated financial statements. As of March 31, 2007, no such indicators of impairment were identified by management.

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

Results of Operations for the Nine Months Ended March 31, 2007 as Compared to the Nine Months Ended March 31, 2006

     We believe there is some relatively minor improvement in the economy in general, and an improvement in corporate infrastructure technology spending in specific. We saw increases in revenue in almost all lines of business this past quarter, and expect to see improvement in our revenue when corporate infrastructure technology spending increases. Our biggest risks continue to be revenue and growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Nine Month Period Ended March 31,
	(In thousands)
	2007	%	2006	%
Centergistic (U.S.)	$1,479	60.6	$1,257	52.2
Mexico and Latin America	$961	39.4	$1,150	47.8
Total	$2,440	100.0	$2,407	100.0

     Total net revenues increased by $33,000 or 1% for the nine month period ended March 31, 2007 (“PE 2007”) as compared to the nine month period ended March 31, 2006 (“PE 2006”). Revenues from U.S. based operations increased by $222,000 or 18% from the PE 2006. Revenues from Mexico decreased by $189,000 or 16% as compared to PE 2006.

     In the U.S. based operations, direct sales of AgentView software increased $180,000 or 95% compared to PE 2006. This increase is primarily due to introduction of a new version of software and consistent with the improvement in corporate technology spending. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending continues to increase, we expect our revenue to increase.

     Distribution revenue in the U.S. increased by $55,000 or 9% from PE 2006. Revenue from our largest distributor increased by $208,000 or 66% from PE 2006. We expect business from our distributor to increase during the next nine months as we hope to see increased volume as an upgrade program was introduced to their installed base, and a roll out of our CenterStats product to that base as well. Distribution revenue to U.S. distributors fell by $153,000 or 57% primarily due to the discontinuance of hardware sales. We made a strategic decision to stop selling low margin hardware to distributors and concentrate on hig margin software and service sales. The margin improvement certainly reflects this strategy. We expect sales to increase during the remainder of our fiscal year and continue increasing through the beginning periods of next fiscal year.

     Installation and training revenues decreased by $9,000 or 15% due to the sales of lower priced upgrades as opposed to full systems included in last years revenues. We expect these revenues to increase as more Agent View and CenterStats products are sold.

     Consulting and professional services increased by $39,000 or 56% from PE 2006. We have begun actively seeking consulting contracts during PE 2007. We expect this increasing revenue trend to continue throughout the remainder of the fiscal year.

     Mexico and Latin America revenues decreased by $189,000 or 16% as compared to PE 2006. We made a concentrated effort to eliminate low margin products from our product offerings to distributors. The resulting decline in revenue is attributable to the elimination of low margin products. We expect to see our revenues begin to steadily improve through the remainder of our fiscal year, with an improving trend as the economy improves.

     Cost of Revenues

     Cost of revenues decreased to $386,000 or 16% of revenues as compared to $703,000 or 29% of revenues in PE 2006. Costs associated with hardware and third party products sales decreased by nearly $220,000. The margin improvement is due to the increased software and service revenue and the elimination of sales of lower margin hardware and 3rd party products. We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit increased to 84% of revenues in PE 2007, or $2,054,000, as compared to 71%, or $1,704,000, in PE 2006. The improvement in gross profit percentage is attributable to higher software and service revenue achieved in PE 2007. We expect gross profit percentages to increase as we sell more software and services and less hardware. We have made a concentrated effort to stop selling hardware and concentrate exclusively on selling software and services.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $164,000 or 36% as compared to PE 2006. Salaries and wages were lower by $34,000 due to restructuring sales management positions in Mexico. Consulting ($32,000), commissions ($52,000), and trade show expenses ($28,000) all declined. Commission expense was lower due to the decreased sales in Mexico, who salespeople are highly leveraged. We eliminated a sales consultant during the current period and decided to cut back on trade show expenditures. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive any capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy is to continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we are not successful in raising any additional capital, we will only hire to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses increased by $30,000 or 2% as compared to PE 2006. The creation of a bonus plan for executive management caused bonus expense to rise by $96,000. Payroll tax expense rose by $8,000 due to higher payrolls and bonuses. These increases were offset by reductions in insurance expense ($53,000), professional fees ($16,000), and depreciation and amortization ($12,000).

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

Research and Development

     Research and development expenses decreased by $52,000 or 23% over the same period as last year primarily due to closure of our India development office with a staff of 4. Salaries and wages declined by $31,000, and rent, travel, and professional fees decreased a total of $24,000 due to the closure of the India office. This reduced expenditure level will be offset by increased hires of staff here in the U.S. We expect research and development expenditures to increase as we add additional staff.

     We plan to increase the staffing level upon achieving operating cash flow. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Interest Expense

     The interest expense during PE 2007 increased by $7,000 or 21% over PE 2006. The interest expense was related to interest on the line of credit.

Net Income (Loss)

     Net income improved to $292,000 as compared to a $250,000 loss in PE 2006, a $542,000 or 217% improvement. The improvement was primarily due to increased sales and gross margins and decreases in operating expenses achieved in the quarter.

Liquidity and Capital Resources

     Net cash provided by operating activities was $156,000 in PE 2007 and net cash used by operations was $80,000 in PE 2006. The net cash provided by operations in PE 2007 was comprised primarily of income from operations of $292,000 and by depreciation and amortization of $94,000 offset by a net decrease from changes in assets and liabilities of $256,000. The net cash used for operations in PE 2006 was comprised primarily of the loss from operations of $250,000 offset by depreciation and amortization of $135,000 and a net increase from changes in assets and liabilities of $34,000.

     Net cash from investing activities used $20,000 in PE 2007 as compared to a use of $7,000 in PE 2006. The cash used in both period ends were primarily due to purchase of fixed assets.

     Net cash used by financing activities was $83,000 in PE 2007 as compared to cash provided of $89,000 in PE 2006. The amount used in PE 2007 was primarily due to payments on borrowings of $66,000 added to stock repurchases (ESOT) of $42,000 offset by an increase in the accrued ESOT distribution of $25,000. The cash provided by financing activities in PE 2006 came from borrowings on debt of $66,000 and a reversal of deferred offering costs of $19,000.

     We had a deficit working capital of ($108,000) at March 31, 2007.

     In March 2002, we received two loans from our officers and directors, Ricardo Brutocao and David Cunningham. The total of these two loans is $24,975. The loans are payable on demand and bear interest at 6%. As of March 31, 2007, the balance of these loans is $24,975.

     In July 2003, we agreed to purchase 148,328 shares of our common stock from Al Wild, a former employee, for $44,220 and issued our secured promissory note payable to Mr. Wild in such amount. Our note bears interest at the rate of 5% per annum, and monthly payments of principal and interest in the amount of $2,750 are due and payable on the note commencing September 30, 2003. As each monthly payment is made on our note, we may cancel and retire 8,728 of the shares. Mr. Wild may cancel our note at any time and elect to receive the remainder of the shares we purchased from him that have not been cancelled and retired by us in accordance with our agreement. Payment of our note to Mr. Wild is secured by all of our assets. We have not made payments on this note since August 2004. The balance of this note at March 31, 2007 was $18,022.

In November 2004, and amended March 31, 2005, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The agreement calls for a maximum advance of $400,000 secured by a lien on all the assets of the Company. The balance of this line at March 31, 2007 was $330,000.

     As of March 31, 2007, including the results of operations for the nine months then ended, our working capital increased to a deficit of ($108,000). Approximately $48,000 of that deficit is related party notes payable which we do not anticipate repaying. Another $298,000 of the deficit is deferred income of which a majority will be converted into revenue during the next fiscal year. We believe that we will be able to convert the remainder of the working capital, along with the advances available under our line of credit, into the cash necessary to continue operations for the balance of fiscal year 2007.

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

     We currently have not entered into any agreements nor are we currently in discussions with any potential merger or acquisition candidate. However, we intend to pursue an acquisition strategy upon successful completion of a capital raise and the re-listing of our stock on the OTC Bulletin Board. As we believe our current market space has a number of relatively small companies, our strategy will be to increase market share, customer base, and technology by acquiring these companies. We also believe that acquiring certain key distributors, thereby securing our sales channels, makes sound business sense. We may possibly seek to acquire one or more distributors in the future.

Results of Operations for the Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006

     We believe there is some improvement in the economy in general, and some strength in corporate infrastructure technology spending in specific. We saw decreases in revenue in most lines of business this past quarter, but expect to see improvement in our revenue as long as corporate infrastructure technology spending increases. Our biggest risks continue to be revenue growth, and the capital raise necessary to implement our sales and marketing strategy.

Revenues

	Three Month Period Ended March 31,
	(In thousands)
	2007	%	2006	%
Centergistic (U.S.)	$451	60.9	$491	56.2
Mexico and Latin America	$290	39.1	$382	43.8
Total	$741	100.0	$873	100.0

     Total net revenues decreased by $132,000 or 15% for the three month period ended March 31, 2007 (“PE 2007”) as compared to the three month period ended March 31, 2006 (“PE 2006”). Revenues from U.S. based operations decreased by $40,000 or 8% from the PE 2006. Revenues from Mexico decreased by $92,000 or 24% from the PE 2006.

     In the U.S. based operations, direct sales of AgentView decreased $25,000 or 22% compared to PE 2006. The majority of the decrease ($15,000) is due to reduced hardware sales to direct customers. We have made a concentrated effort to stop selling low margin hardware and focus on higher margin software and services. We are starting to see increased interest from customers requiring multiple data sources and a high number of agents. This will help our revenue in the future as one of our AgentView products is priced on a “per agent” basis. We also charge additional amounts for multiple data sources. As corporate infrastructure technology spending is increasing, we expect our revenue to increase.

     Distribution revenue in the U.S. increased by $34,000 or 18% from PE 2006. Revenue from our largest distributor increased by $111,000 or 59% from PE 2006. Most of the increase was due to the roll out of upgrades and CenterStats to their installed base. We expect business from our distributor to increase as we continue the upgrade and CenterStats roll out to the installed base. We also saw a decline in hardware sales to distributors as compared to PE 2006 due to our discontinuance of selling hardware. We expect to continue this declining trend of hardware sales from distribution throughout the remainder of our fiscal year.

     Installation and training revenues decreased by $26,000 or 87% from PE 2006 due to the decreased direct sales of AgentView. We expect these revenues to increase as more Agent View and CenterStats products are sold.

Maintenance revenue declined by $26,000 or 22% from PE 2006 as we continued to sell upgrades to the installed base which caused the maintenance revenues to decline on those customers.

     Mexico and Latin America revenues decreased by $92,000 or 24% as compared to PE 2006. We made a concentrated effort to eliminate the sale of low margin products this fiscal year. We have seen a corresponding drop in revenue due to this plan. We expect to see our revenues continue to steadily improve through the remainder of this fiscal year, and continue through the next fiscal year.

     Cost of Revenues

     Cost of revenues decreased to $116,000 or 16% of revenues as compared to $174,000 or 20% of revenues in PE 2006. Costs associated with hardware revenues decreased by $78,000 and consulting expenses decreased $16,000. As a greater portion of our revenue over this past three months ended March 31, 2007 was derived from software and service, our costs related to hardware products decreased accordingly. We expect this trend of declining hardware revenues and costs to continue throughout this fiscal year resulting in improved cost of revenue percentages.

Gross Profit

Gross profit improved to 84% of revenues in PE 2007, or $625,000, as compared to 80%, or $699,000, in PE 2006. The improvement is gross profit percentage is attributable to the mix of revenue away from hardware and third-party sourced products to software and service related revenues. We expect this trend to continue as we sell more AgentView and CenterStats to direct end-users and concentrate on software and service sales as opposed to hardware sales.

Operating Expenses

Sales and Marketing

     Sales and marketing expenses decreased $89,000 or 55% as compared to PE 2006. Commission expenses decreased by $58,000 due to the lower sales volume in Mexico, which has highly leveraged salespeople. We eliminated a sales consultant position this year and that decreased expenses by $20,000. We face the risk of not having the necessary capital to fully implement our sales and marketing strategy next fiscal year. If we do not receive any additional capital, we will scale back our implementation of the sales and marketing strategy, and this will adversely affect our revenue and profitability in our future fiscal periods.

     Our strategy will continue to slowly fund our sales and marketing programs by investing any cash generated by operations. Absent any outside funding, we will continue this process for the foreseeable future. If we are not successful in raising capital, we will reduce our planned hires to the level that can be sustained from our existing operational cash flow.

General and Administrative

     General and administrative expenses decreased by $32,000 or 7% as compared to PE 2006. Insurance premiums were reduced by $31,000 due to switching to a higher deductible medical insurance plan. Depreciation fell by $6,000 during the period. We increased expenses in payroll taxes, automotive, and travel all by $2,000 during the PE 2007.

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

Research and Development

     Research and development expenses increased by $13,000 or 19% over the same period as last year. The costs increased because we added development staff in the U.S. during the PE 2007. We will continue to add staff to meet the development demands of our customers. We expect this trend to continue the remainder of our fiscal year.

     We plan to increase the staffing level upon achieving operational profits. Primarily, these developers will develop interfaces to enable our products to work with “best of breed” call/contact center applications.

Interest Expense

     The interest expense during PE 2007 was related to borrowing on the line of credit. We expect this interest to remain throughout the remainder of our fiscal year.

Net Income (Loss)

     We achieved net income of $39,000 in PE 2007 as compared to $2,000 in PE 2006, a $38,000 or 2,033% improvement. The improvement was primarily due to higher gross profit margins and reduced operating costs achieved in the quarter.

Factors That May Affect Future Results

We have experienced losses in the past, anticipate losses for the foreseeable future and may never achieve profitability.

We generated net income of $292,000 during the nine months ended March 31, 2007, but as of such date our accumulated deficit was $2,777,000. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our CenterStats product to achieve profitability. We have a limited operating history with our CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future or that additional capital will be made available to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause our investors to lose all or part of their investment in our common stock.

We have not generated any significant revenues from the sale of our CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for the nine month periods ended March 31, 2007 and 2006 were $2,440,000 and $2,407,000, respectively.

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

The loss of our major distributor as a customer would materially adversely affect our business, operating results and financial condition.

     We sell a substantial portion of our products to a major international distributor which has been a distributor of our products for the past 13 years. For the nine month periods ended March 31, 2007 and 2006, this customer accounted for 21% and 13%, respectively, of net revenues, and 24% of total trade receivables as of March 31, 2007. The loss of this customer as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

     We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the nine month periods ended March 31, 2007 and 2006, these customers represented approximately 39% and 48%, respectively, of our total net revenues.

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

     As of March 31, 2007 our officers and directors beneficially owned a total of 8,059,486 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after March 31, 2007), or approximately 68% of our outstanding common stock. You may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

     We had 10,724,312 shares of common stock outstanding on March 31, 2007. All of these shares are “restricted securities” under Rule 144 of the Securities Act of 1933. An additional 2,205,110 shares underlying options and warrants outstanding on March 31, 2007 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales or the prospect of sales by our present stockholders or by future holders of restricted securities, pursuant to a registration statement, under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is no market for our common stock and we cannot assure you that a market will develop or what the market price of our common stock will be.

     Although our common stock has begun trading in the over-the-counter market on the OTC Electronic Bulletin Board, we are now on the pink sheets. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

CENTERGISTIC SOLUTIONS, INC.

Date: May 11, 2007	By:	/s/ Ricardo G. Brutocao
Ricardo G. Brutocao,
Chief Executive Officer

Date: May 11, 2007	By:	/s/ David M. Cunningham
David M. Cunningham, President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of CEO - Rule 13a - 14(a) or 15d - 14(a)*

31.2	Certification of CFO - Rule 13a - 14(a) or 15d - 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith

+	Furnished herewith