Form 10KSB/A
period 2006-06-30
CENTERGISTIC SOLUTIONS INC
filed 2007-06-29
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

We believe that the proceeds of our possible capital raise or possible sale of the public shell, together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report. Thereafter, we may need to raise additional funds.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

(A)	PREVIOUS INDEPENDENT ACCOUNTANTS.

(i)
On October 20, 2006, the Board of Directors approved the dismissal of Haskell & White LLP as its independent registered public accounting firm effective immediately. During the two most recent fiscal years and the subsequent interim period through October 20,2006, there were no disagreements between us and Haskell & White LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures, which would cause them to make reference to the subject matter of a disagreement in connection with their report. On October 20, 2006 the Company provided Haskell & White LLP with its disclosures in this Form 8-K and requested in writing that Haskell & White LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. Such letter is included as an Exhibit of this filing.

(ii)
The report of Haskell & White LLP, on the financial statements for the fiscal year ended June 30, 2005, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle.

(iii)
In connection with its audit for the fiscal year ended June 30, 2005 and through October 20, 2006, there have been no disagreements with Haskell & White LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haskell & White LLP, would have caused them to make reference thereto in their report on the financial statements for such year.

(iv)	During the fiscal year ended June 30, 2005, and through October 20, 2006, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

(B)	NEW INDEPENDENT ACCOUNTANTS.

On October 20, 2006, Moore & Associates, Chartered Accountants and Advisors, were engaged to provide Auditors' Reports on the annual financial statements of the Company for the fiscal year end 2006, and to conduct review engagements on the Company's non-annual quarterly financial statements on an ongoing basis thereafter.  The change of accountant was unanimously approved by the Board of Directors. During the two most recent fiscal years and through October 20, 2006, the Registrant has not consulted with Moore & Associates regarding:

(i)
the application of accounting principles to a specific transaction, either completed or proposed; nor the type of audit opinion that might be rendered on the Registrant’s financial statements; nor has any written report or oral advice been provided to the Registrant by Moore & Associates.

(ii)
any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K. The Registrant has engaged Moore & Associates as its new independent accountants as of October 20, 2006.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Ricardo G. Brutocao	60	Chief Executive Officer and Director
David M. Cunningham	46	President, Chief Operating Officer, Chief Financial Officer, Secretary and Director
Jerome Fahey	78	Chairman of the Board and Director
Jay Kurtz	69	Director
William J. Battison	56	Director

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

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain summary information concerning the compensation we paid to our chief executive officer and each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during each of the three fiscal years ended June 30, 2006. Except as listed in the table below, no executive officer holding office in fiscal year 2006 received total annual salary and bonus exceeding $100,000. All other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus received by our chief executive officer and other executive officers named in the table in fiscal year 2006.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options
Ricardo G. Brutocao,	2006	$113,243	—	—
Chief Executive Officer	2005	$205,575	—	100,000
	2004	$185,625	—	96,000

David M. Cunningham, President and	2006	$99,479	—	—
Chief Operating Officer and Chief Financial Officer	2005	$106,500	—	100,000
	2004	$89,100	—	80,000

Stock Option Grants in Fiscal Year 2006
Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ per share)	Market Price ($ per share)	Expiration Date
Ricardo G. Brutocao	—	—	—	—	—
David M. Cunningham	—	—	—	—	—

(1)	Both Mr. Brutocao’s and Mr. Cunningham’s stock options become 50% vested on the 2-year anniversary of the option grant, and another 25% vested on the 3rd and 4th year anniversary of the option grant.

No options were issued or exercised in fiscal 2006 by either of the named executive officers.

Employment Agreements

Mr. Ricardo Brutocao is employed by us as our Chief Executive Officer under an employment agreement entered into as of May 1, 1988. The agreement may be terminated by us at any time upon 120 days prior written notice. Under the agreement, Mr. Brutocao is entitled to receive an annual base salary of $225,000 (voluntarily reduced by him during each of the last three fiscal years) and 5% of the total consideration received by us in a transaction involving the sale or transfer of a majority of our equity securities resulting in a change of control of Centergistic. He is entitled to health, welfare, disability and retirement insurance benefits and other fringe benefits in accordance with our policies in effect from time to time. He is also entitled to a car allowance of $900 per month. In addition, Mr. Brutocao received an option, which is now fully vested, to purchase 284,000 shares of common stock at an exercise price of $0.4925. When Mr. Brutocao exercised the option in 1988, we loaned him an amount equal to the exercise price. The loan was evidenced by a promissory note that was due and payable, together with accrued interest at the rate of 8% per annum, in four years. During the four year term of the loan we forgave 25% of the original principal amount of the loan at the end of each year, and by the end of 1992 the entire loan had been forgiven. Upon termination of Mr. Brutocao’s employment, we have the right to purchase all, but not less than all, of the shares Mr. Brutocao acquired upon exercise of the option at a price per share equal to the greater of the option exercise price or fair market value.

Mr. Cunningham is employed by us as our President and Chief Operating and Financial Officer under an employment agreement entered into as of May 1, 2005. The term of the agreement is through June 30, 2008. Mr. Cunningham is to receive compensation of not less than $112,000 per year during the term of the agreement. If Mr. Cunningham is terminated without cause during the term of the agreement, he is entitled to receive one year’s compensation. If he is terminated after the initial term, he is to receive 90 days compensation.

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

If a terminated ESOP participant desires to sell his or her shares of Centergistic common stock, we may be required to repurchase the shares from the participant at their fair market value. During the years ended June 30, 2006 and 2005, the total shares repurchased by us were 0. The estimated fair market value of the 2,031,792 shares owned by the ESOP at June 30, 2006, including those shares not vested, is approximately $731,000, which is based upon an independent appraisal as of June 30, 2004.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Shares of Common Stock Outstanding (2)

Ricardo G. Brutocao (Chief Executive Officer and director) 2045 W. Orangewood Avenue Orange, California 92868	5,881,227 (3)(4)	52.4%
David M. Cunningham (President, Chief Operating Officer, Chief Financial Officer, Secretary and director) 2045 W. Orangewood Avenue Orange, California 92868	2,596,499 (4)(5)	23.5%
Jerome Fahey (director) 920 Spring Meadow Dr. West Covina, California 91791	259,152 (6)	2.4%
Jay Kurtz (director) 2616 Queda Way Laguna Beach, California 92652	112,000 (7)	1.0%
William J. Battison (director) 334 Meadow Grove La Cãnada Flintridge, CA 91011	73,600(8)	0.7%
Michael Atlas 13036 Lake Wildwood Dr. Penn Valley, California 95946	1,958,720(9)	18.3%
Venture Communications Corporation 5362 Runningbrook Road Las Vegas, Nevada 89120	1,894,776	17.7%
MKB Associates, Inc. 25412 Wagon Wheel Circle Laguna Hills, California 92653	707,416	6.6%
All executive officers and directors as a group (5 persons)	11,867,512(4)(10)	58.1%

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

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. The line is personally guaranteed in equal amounts by the CEO and President/COO/CFO of the Company. The balance of the line at June 30, 2006 was $396,000. On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.

In connection with their personal guarantees of the line of credit, we issued 111,110 shares issuable upon exercise of warrants to our CEO and President/COO/CFO. These warrants may be exercised at any time, are priced at $0.36, and expire January 19, 2010.

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

Date: June 28, 2007
By:  /s/ Ricardo G. Brutocao

Name:  Ricardo G. Brutocao
Title:  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: June 28, 2007
By:  /s/ Ricardo G. Brutocao

Name:  Ricardo G. Brutocao
Title:  Chief Executive Officer

Date: June 28, 2007
By:  /s/ David M. Cunningham

Name:  David M. Cunningham
Title:  President and Chief Financial Officer

Date: June 28, 2007
By:  /s/ Jerome C Fahey

Director

Date: June 28, 2007
By:  /s/ C.J. Kurtz

Director

Date: June 28, 2007
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

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows of Centergistic Solutions, Inc. (the “Company”) for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)

	Years Ended June 30,
	2006	2005

Cash flows from financing activities
Deferred offering costs	13,580	(86,463)
Stock issuance	5,000
Borrowings on short-term debt	79,750	319,000
Repurchase of common stock	—	(8,061)
Payments received on note receivable	—	2,840
Net cash provided by financing activities	98,330	227,316

Net (decrease) increase in cash and cash equivalents	(21,494)	(69,360)

Cash and cash equivalents, beginning of period	80,486	149,846
Cash and cash equivalents, end of period	$58,992	$80,486

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$42,490	$28,187
Income tax payments	$3,200	$3,997

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

1.	Nature of Business

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

The following summarizes the costs capitalized by product as of June 30, 2006:

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

Advances on the line are personally guaranteed in equal amounts by the CEO and President/COO/CFO of the Company. The balance of the line at June 30, 2006 is $396,000.

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

Employment Agreements

In May 1988, the Company entered into an employment agreement with its CEO and director, pursuant to which this individual is currently entitled to receive monthly compensation of $19,500. He is also entitled to health insurance and other employee benefits generally available to other employees. His employment agreement as amended, terminates on the conclusion of his employment. If the Company terminates him without cause, his employment agreement provides that he is entitled to continue to receive the monthly salary for one year after termination.

In May 2005, the Company entered into an employment agreement with its President/COO/CFO and director, pursuant to which this individual is currently entitled to receive annual compensation of not less than $112,000 per year. He is also entitled to health insurance and other benefits generally available to other employees. His employment agreement terminates on June 30, 2008, unless sooner if terminated upon the occurrence of certain events specified therein. If the Company terminates him without cause, his employment agreement provides that he is entitled to continue to receive the monthly salary for one year after termination.

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

A summary of the status of the plans, and changes during the year ended June 30, is as follows:

	2006		2005
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,623,400	$0.53	2,418,800	$0.56
Granted	83,200	0.36	537,200	0.42
Expired	(270,400)	(0.60)	(332,600)	(0.42)
Outstanding at end of period	2,436,200	$0.51	2,623,400	$0.53

Exercisable at end of period	1,649,500	$0.57	1,638,600	$0.61
Weighted average fair value of options granted during the period		$0.36		$0.42

A summary of stock options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 to $0.47	1,487,400	7.10	$0.38	700,700	$0.37
$0.52 to $0.79	948,800	2.15	0.71	948,800	0.71
	2,436,200		$0.51	1,649,500	$0.57

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

6.	Stockholders’ Equity (continued)

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

In connection with the personal guarantee of the line of credit (Note 4), the Company issued warrants to the CEO and the President/COO/CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable at any time prior to January 19, 2010. In accordance with the provisions of SFAS No. 123, the value of these warrants was estimated to be $6,570. All of the warrants were outstanding at June 30, 2006.

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