Form 10KSB
period 2007-06-30
CENTERGISTIC SOLUTIONS INC
filed 2007-10-01
CIK 1271805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

MARK ONE

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

COMMISSION FILE NUMBER: 000-51433

Centergistic Solutions, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	95-2873122
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

505 North Euclid Avenue, Suite 480, Anaheim, California 92801
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

Registrant’s telephone number, including area code: (714) 808-4400

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $3,087,144

The aggregate market value of the common voting stock held by non-affiliates of the Registrant, based upon the average bid and asked price as of August 31, 2007, was $571,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ NO ☒

As of August 31, 2007 the Registrant had 11,024,312 shares of common stock (no par value) outstanding.

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

The following table lists our largest distributors and the revenue generated from each over the past two fiscal years:

Distributor	FY2007	FY2006
Dacon (British Telecom)	$757,931	$399,466
America Latina Tecnologia	31,568	358,524
Alcatel	176 961	82,367
Avaya de Mexico	98,762	255,222
Aspect	37,579	60,939
Siemens de Mexico	156,758	91,714
Surtronics	268,262	0

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

We generated net income of $335,452 for our fiscal year ended June 30, 2007, but as of such date our accumulated deficit was $2,732,902 and we have experienced losses in recent past fiscal years. We expect that our operating expenses will increase significantly as we continue to expand our business. As a result, we will need to generate significantly more revenues from sales of our new CenterStats product to achieve profitability. We have a limited operating history with our new CenterStats product and we are not able to estimate when, if ever, our revenues will increase sufficiently to cover these expenses. We cannot assure you that our revenue will grow in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional capital, our business, operating results and financial condition will be materially and adversely affected, which could cause you to lose all or part of your investment in our common stock.

We have not generated any significant revenues from the sale of our new CenterStats product and if we are unable to increase sales, our business, operating results and financial condition will be materially adversely affected.

We began marketing our CenterStats product in March 2002. Our marketing efforts to date have been very limited because we lack sufficient capital to implement our sales and marketing strategy. Revenues for our fiscal year ended June 30, 2007 were $3,087,144.

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

We believe that the proceeds of our anticipated capital raise or sale of the public shell, together with cash generated from operations, will be sufficient to meet our anticipated needs for business expansion, capital expenditures, working capital and general corporate purposes for the foreseeable future, but no less than a period of 12 months after the date of this report. Thereafter, we may need to raise additional funds.

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

We sell a substantial portion of our products to Dacon PLC, which is based in the United Kingdom and has been a distributor of our products for the past 13 years. For the fiscal years ended June 30, 2007 and 2006, Dacon accounted for 25% and 13%, respectively, of total net revenues, and for 26% and 8% of total trade receivables at June 30, 2007 and 2006, respectively. The loss of Dacon PLC as a customer would have a material adverse effect on our business, operating results and financial condition.

We face risks associated with operations in Mexico, Latin America and South America which could adversely affect our business, operating results and financial condition.

We derive a substantial portion of our revenues from sales to customers in Mexico, Latin America and South America. For the fiscal years ended June 30, 2007 and 2006, these customers represented approximately 37% and 49%, respectively, of our total net revenues.

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

Our future success depends to a significant extent on the continued services of our senior management, particularly, Ricardo Brutocao, Chief Executive Officer, and David Cunningham, President, Chief Operating and Financial Officer, and other key personnel, particularly, Rama Iyer, Vice President, Technology and Product Management. The loss of the services of any of these persons could have a material adverse effect on our business, results of operations and financial condition. We have no employment agreement with Mr. Iyer. We do not maintain “key person” life insurance for any of our personnel at this time but may decide to in the future. Competition for qualified personnel in our industry is intense and we compete for these personnel with other companies that have greater financial and other resources than we do. Our future success will depend in large part upon on our ability to attract, retain and motivate highly qualified personnel, and there can be no assurance that we will be able to do so. If we have any difficulty in hiring needed qualified personnel, our business, financial condition and results of operations could be materially adversely affected.

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

As of June 30, 2007, our officers and directors beneficially owned a total of 8,474,686 shares (including shares issuable upon exercise of options, warrants or convertible securities beneficially owned by them that are exercisable or convertible within 60 days after June 30, 2007), or approximately 70% of our outstanding common stock. If you purchase our common stock, you may be subject to certain risks due to the concentrated ownership of our common stock. For example, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Future sales of shares of our common stock which are eligible for sale by our stockholders may decrease the price of our common stock.

We had 10,724,312 shares of common stock outstanding on June 30, 2007. An additional 2,214,710 shares underlying options and warrants outstanding on June 30, 2007 will be restricted securities if and when they are issued. Restricted securities may be sold only if they are registered under the Securities Act or if an exemption from the registration requirements of the Securities Act is available. Generally, stockholders may sell restricted securities without registration after holding them for one year and subject to certain volume limitations. Actual sales, or the prospect of sales by our present stockholders or by future holders of restricted securities under Rule 144, or otherwise, may, in the future, have a depressive effect on the market price of our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

There is a limited market for our common stock and we cannot assure you that a market will be sustained.

Our common stock has been trading in the over-the-counter market on the OTC Electronic Bulletin Board. If an active trading market is not developed and sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in future quarters our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline.

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

Item 2. DESCRIPTION OF PROPERTY

Our corporate administrative office is located at 505 N. Euclid Avenue, Anaheim, California 92801, where we lease approximately 3,387 square feet of space. The current monthly rent is $6,096 with annual increases. Our lease for this space ends on May 31, 2010. We believe this space is sufficient to meet our requirements for the foreseeable future.

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

None.

Part II

Item 5. MARKET FOR COMMON EQUITY/ RELATED
STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
OF EQUITY SECURITIES

During the fiscal year ended June 30, 2007, there was limited public trading market for our common stock. Since March 18, 2006, our common stock has been moved to the OTC Bulletin Board pink sheets and trades under the symbol CGSO.PK.

As of August 31, 2007, there were approximately 60 holders of our common stock.

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

In November 2004, we entered into a line of credit agreement with Venture Communications Corporation, a shareholder and related party. The terms of the agreement, which were amended in March 2005, call for a maximum advance of $400,000 secured by a lien on all the assets of the Company. On October 12, 2005, the agreement was amended to extend the maturity date of the line of credit to July 1, 2007. The line is personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. We believe that the line and cash flow from operations will provide us sufficient working capital through the remainder of our next fiscal year. The balance of the line at June 30, 2007 was $320,000.

In July 2007, we entered into two agreements with Crescent Fund LLC. The first agreement for raising capital calls for a 5% success fee on funds received by the Company. The second agreement for investor relations calls for the immediate issuance of 300,000 shares. Those shares were issued in July 2007. The Company is anticipating an attempted $1,000,000 to $3,000,000 capital raise to begin in September 2007. These funds will be used to fully implement our sales and marketing plan.

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

Allowance for Doubtful Accounts

Our management estimates the uncollectibility of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If our customers’ financial condition deteriorates such that it impairs their ability to make payments to us, additional allowances may be required. As of June 30, 2007 and 2006, our accounts receivable balances were $868,292 and $772,750, respectively, net of our estimated allowances for doubtful accounts of $98,145 and $59,250.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on the Company’s analysis at June 30, 2007, there were no indicators of impairment of long-lived assets.

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

Results of Operations for the Year Ended June 30, 2007 as Compared to the Year Ended June 30, 2006

Revenues

Year Ended June 30,
(In thousands)

	2007	% Of Revenue	2006	% Of Revenue
Centergistic Solutions	$1,943	62.9%	$1,629	51.4%
Mexico and Latin America	$1,144	37.1%	$1,541	48.6%
Total	$3,087	100.0%	$3,170	100.0%

Centergistic Solutions is the U.S. based company selling products and services to the call/contact center marketplace. Mexico and Latin America represents revenue generated by our Mexican limited liability company subsidiary sold to Mexican, Latin and South American companies.

Total revenues decreased 2.6% or $83,000 in FY 2007 compared to FY 2006. Centergistic based revenues increased 19.3%, but Mexican revenues declined 25.8% from FY 2006. Although there continues to be increased corporate spending on information technology, we believe that demand in the business intelligence market has slightly increased during the past fiscal year. We believe that our revenues declined due to our inability in Mexico to supply one of our key distributors with a call accounting software product during the past year. The increase in U.S. business was offset by the decrease in our Mexican subsidiary. We do expect this increasing revenue trend to continue in this upcoming fiscal year in the U.S. We also expect to begin selling our internally developed call accounting product to our Mexican distributors in the upcoming fiscal year which will increase our revenue.

Revenues from Centergistic increased 19.3% or $314,000 as compared to FY 2006. Revenues from our largest distributor, Dacon, accounted for a $358,000 increase or 90% improvement from last year. We expect to see continued strength from Dacon over the next year. We signed a new distributor in July 2006 and saw revenues of $268,000 during FY 2007. We expect to see strength from that distributor through FY 2008.

We also saw an increase in revenue from our direct sales effort. Direct sales of our AgentView software increased $121,000 or 42%. We saw an increase in corporate infrastructure technology spending. We have focused on stabilizing and increasing our direct sales staff in our current fiscal year and expect to increase sales during this fiscal year. We have also elected to stop selling hardware products and concentrated specifically on selling software and service products to our AgentView end users because of the low margin associated with hardware. The increase in software revenues resulting in increased margin. We expect this trend to continue during the next fiscal year.

We saw a decrease in our maintenance revenue during this fiscal year. Maintenance revenues decreased by $69,000 or 15% from FY 2006 as we introduced a new version of software this year that included maintenance for one year. We expect maintenance revenue to begin increasing next fiscal year. Professional service revenues increased by $73,000 or 92% from FY 2006 as we made a concerted effort to sell services and custom programming into our customer base. We expect this trend to continue next fiscal year.

Revenues from our Mexican subsidiary in FY 2007 decreased 25.8% or $397,000 as compared to FY 2006. The decrease is attributable to reduced activity from our distributors in Mexico. A majority of the decrease came from America Latina Tecnologia (a $326,000 decrease or 91.1%) and Avaya (a $156,000 decrease or 61.2%). Part of the decreases were attributable to not having a call accounting product available for sale during the year. We expect to begin to increase this revenue as we roll out our internally developed product during FY 2008. We also saw increases from Alcatel (a $95,000 increase or 115.9%) and Siemens (a $65,000 increase or 70.7%). We expect Mexico revenues to improve during FY 2008.

Cost of Sales

Cost of sales includes specific hardware and third party software costs along with the labor and associated costs of consulting. Cost of sales improved to 14.5% of sales in FY 2007 ($446,000) as compared to 27.8% in FY 2006 ($881,000). The improvement in cost of sales resulted from lower hardware sales, distribution sales, company cost cutting measures, and improved product mix of higher value product items. The lower mix of hardware and distribution sales, which carry a higher cost component, helped improve the gross profit percentage.

Gross profit percentage improved to 85.5% in FY 2007 as compared to 72.2% in FY 2006. We anticipate this trend to continue as the sales of our CenterStats product continue to grow and sales of hardware continue to decline. This product carries a higher software component, thereby creating higher gross profit as compared to hardware or distribution sales.

Operating Expenses

Sales and Marketing

Sales and marketing decreased to 12.4% of revenue in FY 2007 ($381,000) as compared to 18.2% of revenue in FY 2006 ($578,000), and actual dollar expenses decreased by $197,000, a 34.1% decrease. The reduction in expense was created by reductions in commissions, mainly from Mexico, of $81,000 due to lower revenue volumes, and elimination of an outside sales consultant which saved the Company $44,000 from last year. Sales salaries ($18,000), trade show expenses ($26,000), and dues and subscriptions ($10,000) were also lower. If we are successful in implementing our plan, we will substantially increase our sales and marketing expenses during the next two fiscal years.

Research and Development

Research and development expenses decreased to 8.6% of revenue in FY 2007 ($264,000) as compared to 9.1% of revenue in FY 2006 ($288,000), and actual dollar expenses decreased by $24,000, an 8.3% decrease. The decrease was attributable to closing our India development office during the year. India office related expenses of rent ($7,000), professional fees ($10,000), and travel ($5,000) all decreased during FY 2007. If we are successful in implementing our plan, we expect to add development staff during the next two fiscal years.

General and Administrative

General and administrative expenses consist of all employee related benefit costs, occupancy costs, company insurance costs, professional fees, network and telecommunication costs, and depreciation and amortization expenses. General and administrative costs were 52.2% of revenues in FY 2007 ($1,613,000) as compared to 53.1% in FY 2006 ($1,685,000), and actual dollar expenses declined by $72,000, a 4.3% decline. The decrease in the percentage of revenues was substantially attributable to the decline in salaries and wages ($69,000), insurance premiums ($59,000), professional fees ($78,000), and consulting expenses ($20,000). These decreases were offset by increases in commissions ($103,000) and bad debt expense ($89,000).

We anticipate general and administrative costs to increase as we add staff (mainly employee benefit and related costs). We will eventually have to add administrative staff, but do not plan to do so in fiscal year 2008.

Interest Expense

The expense in this classification in FY 2007 and 2006 was almost entirely attributable to interest expense related to our related party borrowings.

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

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. We are using the remainder of this line to finance our working capital needs as they arise during the next fiscal year. The balance of the line at June 30, 2007 was $320,000. On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.

In July 2007, we entered into two agreements with Crescent Fund LLC, an investment banking firm. The first agreement is to raise capital and the second is for investor relations. If successful in raising capital, Crescent Fund will receive 5% of the net proceeds. We issued 300,000 shares of common stock in consideration of the investor relations work to be preformed. We anticipate a potential equity raise of $1,000,000 to $3,000,000 to begin in September 2007.

We are in default under a note payable to a former employee in connection with a stock repurchase agreement that requires monthly payments of $2,750. The current balance of the note is $18,022 and our last payment on the note was made in August 2004. The note is secured by substantially all of the Company’s assets.

Net cash generated from operating activities was $145,000 in FY 2007 as compared to $112,000 used in FY 2006. The cash generated from operations in FY 2007 was comprised of net income of $339,000, depreciation and amortization of $106,000, and a net decrease in assets and liabilities of $345,000. The net cash used for operations in FY 2006 was comprised primarily of depreciation and amortization of $144,000, a net increase in assets and liabilities of $21,000 and a net loss of $314,000.

Net cash from investing activities used $45,000 in FY 2007 and $7,000 in FY 2006. The cash used in both FY 2007 and FY 2006 was primarily for the purchase of fixed assets.

Net cash flows from financing activities used $99,000 in FY 2007 and generated $98,000 in FY 2006. In FY 2007, we paid $76,000 on short term financing and $22,000 to repurchase common stock from ESOT holders. In FY 2006, we received $80,000 from short term borrowings and $14,000 for deferred offering costs.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Ricardo G. Brutocao	61	President, Chief Executive Officer and Director
David M. Cunningham	46	Chief Operating Officer, Chief Financial Officer, Secretary and Director
Jerome Fahey	79	Chairman of the Board and Director
Jay Kurtz	70	Director
William J. Battison	57	Director

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

David M. Cunningham joined Centergistic as Controller in September 1991 and Secretary in 1992 and was appointed Chief Financial Officer and Chief Operating Officer in 1995 and 2000, respectively. He was appointed President in 2006. He has served on the Centergistic Board of Directors since April 2001. Prior to joining Centergistic, he was employed by Frazer & Torbet, public accounting firm, from 1987 to 1991. In addition to being a CPA, Mr. Cunningham holds a BS in Business from California State University, Northridge.

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

Code of Ethics

 We have adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Company hereby undertakes to provide a copy of the code of ethics to any person without charge upon request. Requests for a copy of the code of ethics may be made in writing addressed to: Secretary, Centergistic Solutions, Inc., 505 North Euclid Avenue, Suite 480, Anaheim, California 92801.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain summary information concerning the compensation we paid to our chief executive officer and each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered during each of the three fiscal years ended June 30, 2007. Except as listed in the table below, no executive officer holding office in fiscal year 2007 received total annual salary and bonus exceeding $100,000. All other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus received by our chief executive officer and other executive officers named in the table in fiscal year 2007.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options
Ricardo G. Brutocao,	2007	$142,500	32,560	-
Chief Executive	2006	$113,243	___	-
Officer	2005	$205,575	___	100,000

David M. Cunningham,	2007	$109,800	11,767	-
President, Chief Operating Officer	2006	$99,479	___	-
and Chief Financial Officer	2005	$106,500	-----	100,000

Stock Option Grants in Fiscal Year 2007
Individual Grants

Name	Number of Securities Underlying Options Granted (#) (1)	Percentage of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($ per share)	Market Price ($ per share)	Expiration Date
Ricardo G. Brutocao	-	-	-	-	-
David M. Cunningham	-	-	-	-	-

(1)	Both Mr. Brutocao’s and Mr. Cunningham’s stock options become 50% vested on the 2-year anniversary of the option grant, and another 25% vested on the 3rd and 4th year anniversary of the option grant.

No options were issued or exercised in fiscal 2007 by either of the named executive officers.

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

As of June 30, 2007, options to purchase 345,600 shares of common stock were outstanding under the 1998 plan with exercise prices of $0.12 to $0.715 per share, options to purchase 454,400 shares were available for grants and no options had been exercised.

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

As of June 30, 2007, options to purchase 1,758,000 shares of common stock were outstanding under the 1996 plan with exercise prices of $0.2975 to $0.78625 per share, options to purchase 1,042,000 shares were available for grants and no options had been exercised.

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

Employee Benefit Plans

Employee Stock Ownership Plan

We have an employee stock ownership plan (ESOP) which covers substantially all of our employees. All costs of administering the ESOP are borne by us. Contributions to the employee stock ownership trust (Trust), which may be made in cash or shares of our common stock, are made at the discretion of our Board of Directors. Substantially all of the Trust’s assets are invested in shares of our common stock. ESOP participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and are fully vested upon completion of seven years of service. We did not make any contributions to the ESOP during the years ended June 30, 2007 and 2006.

If a terminated ESOP participant desires to sell his or her shares of Centergistic common stock, we may be required to repurchase the shares from the participant at their fair market value. During the years ended June 30, 2007 and 2006, the total shares repurchased by us were 0, however we are making monthly payments to those individuals who have reached the retirement age and are eligible to receive distributions. The shares will be retired when we make payment in full to those participants. We made payments of $22,500 to these individuals during FY 2007. The estimated fair market value of the 2,031,792 shares owned by the ESOP at June 30, 2007, including those shares not vested, is approximately $244,000, which is based upon an independent appraisal as of June 30, 2006.

401(k) Plan

We offer a 401(k) plan to all employees with at least three months of service. We will match 50% of each employee’s contributions, up to 4% of the employee’s salary. We paid matching contributions of $7,338 and $7,833 during the years ended June 30, 2007 and 2006, respectively.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2007 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Shares of Common Stock Outstanding (2)

Ricardo G. Brutocao (Chief Executive Officer and director) 505 N. Euclid Avenue, Suite 480 Orange, California 92868	5,929,227	(3)(4)	52.6%
David M. Cunningham (President, Chief Operating Officer, Chief Financial Officer, Secretary and director) 505 N. Euclid Avenue, Suite 480 Orange, California 92868	2,745,499	(4)(5)	24.6%
Jerome Fahey (director) 920 Spring Meadow Dr. West Covina, California 91791	268,752	(6)	2.5%
Jay Kurtz (director) 2616 Queda Way Laguna Beach, California 92652	118,400	(7)	1.1%
William J. Battison (director) 334 Meadow Grove La Cãnada Flintridge, CA 91011	80,000	(8)	0.7%
Michael Atlas 13036 Lake Wildwood Dr. Penn Valley, California 95946	1,958,720	(9)	18.3%
Venture Communications Corporation 5362 Runningbrook Road Las Vegas, Nevada 89120	1,894,776		17.7%
MKB Associates, Inc. 25412 Wagon Wheel Circle Laguna Hills, California 92653	707,416		6.6%
All executive officers and directors
as a group (5 persons)	12,087,912	(4)(10)	70.1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after June 30, 2007, are deemed beneficially owned and outstanding for computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(2)	Percentage of ownership is based on 10,724,312 shares of common stock outstanding on June 30, 2007.

(3)
Includes 508,000 shares subject to options currently exercisable or convertible within 60 days after June 30, 2007. Includes 55,555 shares issuable upon exercise of warrants for guarantee of line of credit. Includes 707,416 shares owned by MKB Associates, Inc., a corporation owned by Mr. Brutocao’s children and of which Mr. Brutocao’s wife is president. Mr. Brutocao disclaims beneficial ownership of such securities held by MKB Associates, Inc. Includes 1,894,776 shares owned by Venture Communications Corporation of which Mr. Brutocao is a director. Mr. Brutocao disclaims beneficial ownership of such securities held by Venture Communications Corporation, except to the extent of his pecuniary interest therein. Does not include 198,104 shares held by the Centergistic ESOT for the benefit of Mr. Brutocao, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

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

(5)
Includes 312,000 shares subject to options currently exercisable or convertible within 60 days after June 30, 2007. Includes 55,555 shares issuable upon exercise of warrants for guarantee of line of credit. Does not include 72,936 shares held by the Centergistic ESOT for the benefit of Mr. Cunningham, since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by him by virtue of his shared voting power as described in footnote (4) to this table.

(6)	Includes 137,600 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2007.

(7)	Includes 112,000 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2007.

(8)	Includes 73,600 shares subject to options currently exercisable or exercisable within 60 days after June 30, 2007.

(9)
Includes 1,768,176 shares held by the Atlas Family Trust. Also includes 181,072 shares held by the Centergistic ESOT for the benefit of Mr. Atlas and 9,472 shares held by the Centergistic ESOT for the benefit of Mr. Atlas’ wife.

(10)
Includes an aggregate of 1,143,200 shares subject to options, warrants and convertible notes held by all executive officers and directors that are currently exercisable or convertible or exercisable or convertible within 60 days after June 30, 2007. Includes 111,110 shares issuable upon exercise of warrants for guarantee of line of credit. Includes the 707,416 shares owned by MKB Associates, Inc., as to which Mr. Brutocao disclaims beneficial ownership. Includes the 1,894,776 shares owned by Venture Communications Corporation, as to which Mr. Brutocao disclaims beneficial ownership, except to the extent of his pecuniary interest therein. Does not include an aggregate of 271,040 shares held by the Centergistic ESOT for the benefit of our executive officers since these shares are already included in the total number of shares held in the Centergistic ESOT and deemed to be beneficially owned by Messrs. Brutocao and Cunningham by virtue of their shared voting power as described in footnote (4) to this table. Messrs. Brutocao and Cunningham disclaim beneficial ownership of the shares held by the Centergistic ESOT except to the extent of their respective pecuniary interests therein.

The following table provides information as of June 30, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,103,600	$0.50	1,496,400
Equity compensation plans not approved by security holders	__	___	__
Total	2,103,600	$0.50	1,496,400

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

In November 2004, the Company entered into a line of credit agreement with Venture Communications, a shareholder and related party. The agreement, which was amended in March 2005, calls for a maximum borrowing of $400,000. The line is personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at June 30, 2007 was $320,000. On October 12, 2005, the agreement was amended such that the maturity date of the line of credit is July 1, 2007.

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

10.15	Secured Promissory Note of the Registrant dated July 1, 2003 payable to Al Wild in the principal amount of $44,220.28.*
10.16	Secured Promissory Note of the Registrant dated December 31, 2002 payable to Ricardo G. Brutocao in the principal amount of $16,875.*
10.17	Secured Promissory Note of the Registrant dated December 31, 2002 payable to David M. Cunningham in the principal amount of $8,100.*
10.18†	Distribution Agreement with Dacon Electronics Limited dated August 1, 2000.*
10.19	Judgment Purchase Agreement with Venture Communications Corporation dated September 27, 2000.*
10.20	Agreement between Lynch, Young & Co. and Los Angeles Department of Water and Power dated September 1, 2002.*
10.21	Entry into Material Definitive Agreement**

10.22	Lease Agreement with Anaheim Place Partners, L.P.
10.23	Consulting Agreement with Crescent Fund LLC
10.24	Consulting Agreement with Crescent Fund LLC
21	Subsidiaries of the Registrant.*
31.1	Certification of the President and Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C §1350
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C §1350

*	Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form SB-2 (File No. 333-111378), which became effective on April 28, 2004.

**	Incorporated by reference to exhibit file as Form 8-K on September 7, 2005.

†
We obtained confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees Moore & Associates billed us for the last fiscal year for professional services for the audit of our annual financial statements and review of financial statements included in our Reports on Form 10-QSB or services normally provided by Moore & Associates in connection with filings or engagements for such years were $21,250. The aggregate fees our prior accountants, Haskell & White, billed us for the last fiscal year for professional services for the restatement of the 10-KSB for the year ended June 30, 2006 was $8,000.

Audit-Related Fees

The aggregate fees Moore & Associates billed us in the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $0.

Tax Fees

The aggregate fees Moore & Associates billed us in the last fiscal year for compliance, tax advice, or tax planning was $0. The aggregate fees our prior accountants, Haskell & White, billed us in the last fiscal year for compliance, tax advice or tax planning were $6,000 which covered completion of the tax returns for the year ended June 30, 2005.

All Other Fees

Moore & Associates did not bill us any additional fees for the last fiscal year for products and services provided by Moore & Associates, other than the services reported above.

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

REGISTRANT

Date: September 28, 2007	By:	/s/ Ricardo G. Brutocao
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: September 28, 2007	By:	/s/ Ricardo G. Brutocao
Chief Executive Officer

Date: September 28, 2007	By:	/s/ David M. Cunningham
President and Chief Financial Officer

Date: September 28, 2007	By:	/s/ Jerome C. Fahey
Director

Date: September 28, 2007	By:	/s/ C.J. Kurtz
Director

Date: September 28, 2007	By:	/s/ William J. Battison
Director

CENTERGISTIC SOLUTIONS, INC.

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Centergistic Solutions, Inc

We have audited the accompanying balance sheet of Centergistic Solutions, Inc as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows through June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centergistic Solutions, Inc as of June 30, 2007 and the results of its operations and its cash flows through June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 28, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet
As of June 30, 2007

ASSETS
Current
Cash and cash equivalents	$60,462
Trade receivables, less allowance for doubtful
accounts of $98,145	868,292
Inventories	111,996
Prepaid expenses	50,295
Miscellaneous receivables	3,364

Total current assets	1,094,409

Property, equipment, and leasehold
improvements, net of accumulated depreciation of $766,596	80,105

Capitalized software development costs,
net of accumulated amortization of $1,853,151	-

Other assets
Deferred offering costs	540,754
Other	9,002

Total other assets	549,756

$1,724,270

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Balance Sheet (Continued)
As of June 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payable - related parties	$47,997
Line of credit - related party	320,000
Accounts payable	378,285
Accrued expenses	230,561
Deferred income	192,811

Total liabilities, all current	1,169,654

Commitments and contingencies
(Notes 4 through 7)

Stockholders’ equity (deficit)
Common stock, no par value, 80,000,000 shares authorized;
10,724,312 shares issued and outstanding	3,058,510
Additional paid-in capital	296,462
Accumulated deficit	(2,732,902)
Unearned stock compensation	-
Common stock to be redeemed	(67,454)

Total stockholders’ equity (deficit)	554,616

Total liabilities and stockholders’
equity (deficit)	$1,724,270

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Operations and Comprehensive (Loss)

	Years Ended June 30,
	2007	2006

Revenues:
Software and service revenues	$2,915,656	$2,749,083
Professional services	153,588	80,199
Hardware sales	17,900	340,711

Total revenues	3,087,144	3,169,993

Cost of revenues:
Software and service costs	384,246	584,852
Professional services	-	20,011
Hardware costs	61,979	275,896

Total cost of revenues	446,225	880,759

Gross profit	2,640,919	2,289,234

Operating expenses:
Selling and marketing	381,272	578,133
Research and development	264,014	287,947
General and administrative	1,612,826	1,685,010

Total operating expenses	2,258,112	2,551,090

Operating income (loss)	382,807	(261,856)

Other income (expense)	3,370	(4,843)

Interest expense	(47,525)	(44,290)

Income (Loss) before income taxes	338,652	(310,989)

Income tax provision	(3,200)	(3,200)

Net income (loss)	335,452	(314,189)

Other comprehensive income, net of tax	-	-

Comprehensive income (loss)	$335,452	$(314,189)

Basic income and diluted net loss per share	$0.03	$(0.03)

Diluted income per share	$0.01

Weighted-average number of
common shares outstanding	10,724,312	10,710,065

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended June 30, 2007 and 2006

			Common				Ttoal
			Stock	Additional	Unearned		Stockholders'
	Common Stock		to be	Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Redeemed	Capital	Compensation	Deficit	(Deficit)

Balance, June 30, 2005	10,699,312	3,058,510	$(25,758)	291,462	$(13,654)	$(2,754,165)	$556,395

Stock compensation	-	-	-	-	7,452	-	7,452
Stock issued	25,000	-		5,000	-	-	5,000
Net loss for the year	-	-	-	-	-	(314,189)	(314,189)

Balance, June 30, 2006	10,724,312	3,058,510	(25,758)	296,462	(6,202)	(3,068,354)	254,658

Stock compensation	-	-	-	-	6,202	-	6,202
Stock buyback payable			(41,696)				(41,696)
Net income for the year	-	-	-	-	-	335,452	335,452

Balance, June 30, 2007	10,724,312	$3,058,510	$(67,454)	$296,462	$-	$(2,732,902)	$554,616

See accompanying notes to financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$335,452	$(314,189)
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:
Depreciation and amortization	106,437	144,034
Provision for doubtful accounts	38,895	28,750
Stock compensation	6,202	7,452
Non-cash interest expense	-	-
Increase (decrease) from changes
in assets and liabilities:
Trade receivables	(134,437)	(242,585)
Inventories	8,249	34,891
Prepaid expenses	(16,592)	29,975
Miscellaneous receivables	-	(4,579)
Deposits	(1,590)	1,655
Other	6,616	-
Accounts payable	(81,254)	(14,138)
Accrued expenses	(9,447)	91,610
Deferred income	(113,490)	124,684

Net cash (used) provided by operating activities	145,041	(112,440)

Cash flows from investing activities
Proceeds from sale of securities	-	-
Additions to capitalized software development costs	-	-
Purchase of equipment	(45,071)	(7,384)

Net cash used by investing activities	(45,071)	(7,384)

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Consolidated Statements of Cash Flows (continued)

	Years Ended June 30,
	2007	2006

Cash flows from financing activities
Deferred offering costs	-	13,580
Stock issuance	-	5,000
Borrowings on short-term debt	(76,000)	79,750
Repurchase of common stock	(22,500)	-
Payments received on note receivable	-	-

Net cash provided by financing activities	(98,500)	98,330

Net (decrease) increase in cash and cash equivalents	1,470	(21,494)

Cash and cash equivalents, beginning of period	58,992	80,486

Cash and cash equivalents, end of period	$60,462	$58,992

Supplemental Disclosures of Cash Flow
Information:

Cash payments for:

Interest	$45,125	$19,852

Income tax payments	$-	$3,997

See accompanying notes to consolidated financial statements.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

1.	Nature of Business

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries, Affinitec Corporation (“Affinitec”), Centergistic Solutions, S. DE R.L. DE D.V. (“Centergistic Solutions - Mexico”) and LYA, Inc. (“LYA”). All significant intercompany accounts and transactions have been eliminated.

Management’s Plans / Liquidity

During the year ended June 30, 2007, the Company generated net income of $335,452 which includes depreciation and amortization of $106,437, and, as of June 30, 2007, the Company had a working capital deficit of $30,120. The Company increased margins and decreased costs during the year. The Company anticipates operating with improved revenues, margins and cash flows during fiscal year 2008 and believes that the operating plan will provide the necessary capital to sustain operations throughout fiscal year 2008.

Additionally, the Company has caught up and filed all delinquent reports during FY 2007. The Company plans to renew its listing on the NASD bulletin board. The Company has signed an agreement with an investment banker and anticipates raising capital throughout the private equity market. The Company plans to use these funds to reduce debt, and fund increases in sales and marketing and development. This is further discussed in Note 5.

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

The following represents the total assets by segment as of June 30, 2007:

Centergistic Solutions	$4,429,891
Centergistic Solutions - Mexico	533,051
4,962,942
Eliminations	(3,238,672)
Total consolidated assets	$1,724,270

The following represents the revenues, gross profit and net income (loss) by segment:

	Year Ended June 30, 2007	Year Ended June 30, 2006

Centergistic Solutions

Revenues	$1,943,265	$1,629,037
Gross profit	$1,881,286	$1,333,130
Net income (loss)	$529,327	$(295,843)

Centergistic Solutions - Mexico

Revenues	$1,143,879	$1,540,956
Gross profit	$759,633	$956,104
Net income (loss)	$(193,875)	$(18,346)

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Net Income (Loss)oss Per Share

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

Reserve for Uuncollectible Accounts

Management evaluates accounts receivable periodically for potential uncollectible receivables based on contractual due dates. As of June 30, 2007, management estimated the reserve for uncollectible accounts to be $98,145. The Company does not require collateral on its accounts receivables.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company maintains its domestic cash balances at financial institutions that management believes possess high-credit quality, and related cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 and the Securities Investor Protection Corporation up to $500,000. At June 30, 2007, the Company did not have any amounts held in banks in excess of federally insured limits.

Management believes that concentrations of credit, with respect to trade receivables, are minimized by the Company’s customer base. As of June 30, 2007, the Company’s largest customer accounted for 26% of total trade receivables. For each of the years ended June 30, 2007 and 2006, the Company’s largest customer accounted for 25% and 13%, respectively, of the total Company net revenues. There were no other customers that exceeded 10% of such amounts for each respective period.

As of June 30, 2007, customers of the Company’s Mexican subsidiary accounted for 48% of total trade receivables. For each of the years ended June 30, 2007 and 2006, sales to customers of the Company’s Mexican subsidiary accounted for 37% and 49%, respectively, of total Company net revenues.

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

Software costs are amortized on a product-by-product basis using the straight-line method over the remaining estimated economic life of the software product, which is typically three to five years. Actual future sales and remaining economic life of the product could differ significantly from these estimates. Amortization of software costs for the years ended June 30, 2007 and 2006 was $30,265 and $81,835, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following describes the components of capitalized software development costs as of June 30, 2007 and the related estimated lives:

	Date Technological Feasibility Established	Estimated Life

CenterStats	December 2001	5 years
AgentView	June 1999	5 years

The following summarizes the costs capitalized by product as of June 30, 2007:

CenterStats	$401,498
AgentView (fully amortized)	307,476
Other fully amortized products	1,144,177
1,853,151

Accumulated amortization	(1,853,151)
$-

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company has engaged the services of investment bankers to assist with the potential funding of future operations through private investors. As of June 30, 2007, the Company capitalized a net amount of $540,754 for these services and such are included in the accompanying consolidated balance sheet as deferred offering costs. The remaining capitalized deferred offering costs relate to a pending equity transaction or sale of the public shell. There can be no assurance that the Company will receive funding from private investors or sell the shell. If the Company is able to receive private funding or sell the shell, the deferred offering costs will be offset against the proceeds received; otherwise, such will be expensed when the offering efforts or attempted sale of the shell are terminated.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2007, management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and notes payable approximate fair value because of the short maturity of these financial instruments.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. During the year ended June 30, 2007, management believes that there have been no indicators of impairment.

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

In accordance with APB Opinion No. 25, the Company has incurred compensation cost aggregating $83,086 through June 30, 2007 for employee stock option grants, of which $6,202 and $7,452, was recognized in fiscal years 2007 and 2006, respectively. Had compensation cost for the employee stock-based compensation awards been determined based on the fair value of awards (the method described in SFAS No. 123), the reported net loss would have been as shown below:
	Years Ended June 30,
	2007	2006
Net income (loss), as reported	$335,452	$(314,189)
Add: Stock compensation
expense recorded in
accordance with APB
Opinion No. 25	6,202	7,452
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all stock options, net of
related tax effects	(18,017)	(18,052)
Pro forma net income (loss)	$323,637	$(324,789)

The fair value of each grant is estimated at the grant date using the following assumptions: no stock price volatility; no dividends for all years; risk-free interest rates of 5.25% and 4.39% in fiscal years 2007 and 2006, respectively; and expected lives of ten years for all grants.

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

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

3.	Income Taxes

Net deferred income taxes as of June 30, 2007 consist of the following components:

Deferred tax assets:
Net operating loss carryforwards	$1,232,000
Capital loss carryforwards	15,000
1,247,000
Less valuation allowance	(1,247,000)
Net deferred tax assets (liabilities)	$—

Components of income tax provision for the years ended June 30 are as follows:

	2007	2006
Current:
Federal	$—	$—
State	3,200	3,200
	3,200	3,200
Deferred:
Federal	$—	$—
State	—	—
	—	—
	$3,200	$3,200

The income tax provision for the years ended June 30 differs from the amount of income tax determined by applying the combined state and federal statutory income tax rate of 42% due to the following:

	2007	2006

Computed expected statutory expense (benefit)	$142,200	$(95,600)

Increase in rate resulting from:
State income taxes, net of federal benefit	3,200	3,200
Change in valuation allowance	(105,100)	91,500
Other	(37,100)	4,100
	$3,200	$3,200

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

At June 30, 2007 the Company had federal and state net operating loss carryforwards of approximately $3.6 million and $0.1 million, respectively, expiring through 2021 and 2027, respectively.  Realization of future tax benefits from utilization of the net operating loss carryforwards may be subject to certain limitations if ownership changes occur in the future. At June 30, 2007, the Company had fully reserved for the net deferred tax assets since management could not determine that they are more likely than not to be realized.

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

Advances on the line are personally guaranteed in equal amounts by the President/CEO and Vice President/COO/CFO of the Company. The balance of the line at June 30, 2007 is $320,000.

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

In July 2003, the Company agreed to purchase 148,328 shares of common stock from a former employee for $44,220 and issued a secured promissory note payable in such amount. The note bears interest at 5% per annum, and monthly payments in the amount of $2,750 commenced October 1, 2003. As each payment is made, the Company may cancel and retire 8,728 shares. Payment of the note is secured by substantially all of the Company’s assets. The balance of the note at June 30, 2007 is $18,022.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

5.	Commitments and Contingencies

Lease Commitments

The Company leases office space and certain office equipment under various operating leases, which expire on various dates through 2008. Total rent expense for the years ended June 30, 2007 and 2006 was $132,006, and $148,492, respectively.

As of June 30, 2007, future commitments under noncancelable operating leases are as follows:

Year Ending June 30,
2008	$81,673
2009	83,705
2010	84,364
2011	3,018
2012	754

$253,514

Subsequent to June 30,2007, the Company entered into an agreement with an investment banking firm to perform investor relations and to raise capital. The agreements call for issuing 300,000 shares of common stock in exchange for the firm to perform investor relations activity. The agreement also calls for a 5% success fee for all capital raised by the firm. The Company anticipates commencing the anticipated capital raise in September 2007.

Off-Balance Sheet Arrangement

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of June 30, 2007, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

401(k) Plan

The Company offers a 401(k) plan to all employees with at least three months of service and will match 50% of each employee’s contributions, up to 4% of the employee’s salary.

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

5.	Commitments and Contingencies (continued)

The Company paid $7,338 and $7,833 in matching contributions for the years ended June 30, 2007 and 2006, respectively.

Employee Stock Ownership Plan

The Company has an employee stock ownership plan (“ESOP”), which covers substantially all employees. A portion of the costs of administrating the ESOP are borne by the Company. Annual contributions to the employee stock ownership trust (the “Trust”), which may be made in cash or common stock of the Company, are made at the discretion of the Company’s board of directors. Participants become 20% vested in their account balances after three years of continuous service, and 20% per year thereafter, and become fully vested upon completion of seven years of service. The Company made no contributions to the ESOP during the years ended June 30, 2007 and 2006. Substantially all of the Trust’s assets are invested in the common stock of the Company.

In the event that a terminated plan participant desires to sell his or her shares of the Company’s stock, the Company may be required to repurchase the shares from the participant at their fair market value. There were no such shares purchased by the Company during the years ended June 30, 2007 and 2006. The estimated fair value of the 2,031,792 shares owned by the ESOP at June 30, 2007, including those shares not vested, is approximately $243,800, which is based upon an independent appraisal as of June 30, 2006.

Employment Agreements

In May 1988, the Company entered into an employment agreement with its CEO and director, pursuant to which this individual is currently entitled to receive monthly compensation of $19,500. He is also entitled to health insurance and other employee benefits generally available to other employees. His employment agreement, as amended, terminates on the conclusion of his employment. If the Company terminates him without cause, his employment agreement provides that he is entitled to continue to receive the monthly salary for one year after termination.

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

Stock Option Plans

The stockholders of the Company have approved the Centergistic Solutions, Inc. Incentive Stock Option Plan (the “Plan”), which provides for the issuance of up to 2,800,000 shares of its common stock. Options granted under the Plan are not exercisable until two years after they are issued and expire ten years after the date of issue. The options vest at a rate of 25% per year over a four-year period. At June 30, 2007, 1,042,000 shares were available for grant under the terms of this Plan.

In January 1998, the stockholders of the Company approved a nonqualified stock option plan for the directors of the Company. The plan provides for issuance of up to 800,000 shares of its common stock to directors. Options are granted based on attendance at board meetings. At June 30, 2007, 454,400 shares were available for grant under the terms of this plan.

A summary of the status of the plans, and changes during the year ended June 30, is as follows:

	2007		2006
Fixed Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,436,200	$0.51	2,623,400	$0.53
Granted	22,400	0.12	83,200	0.36
Expired	(355,000)	(0.51)	(270,400)	(0.60)

Outstanding at end of period	2,103.600	$0.50	2,436,200	$0.51

Exercisable at end of period	1,732,800	$0.53	1,649,500	$0.57

Weighted average fair value of options granted during the period		$0.12		$0.36

A summary of stock options outstanding at June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Fixed Options	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12 to $0.47	1,370,800	6.13	$0.38	1,000,000	$0.38
$0.52 to $0.79	732,800	1.45	0.72	732,800	0.72

	2,103,600		$0.50	1,732,800	$0.53

CENTERGISTIC SOLUTIONS, INC.

Notes to Consolidated Financial Statements (continued)

6.	Stockholders’ Equity (continued)

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

In connection with the personal guarantee of the line of credit (Note 4), the Company issued warrants to the President/CEO and the Vice President/COO/CFO to purchase 111,110 shares of common stock at $0.36 per share, which are exercisable at any time prior to January 19, 2010. In accordance with the provisions of SFAS No. 123, the value of these warrants was estimated to be $6,570. All of the warrants were outstanding at June 30, 2007.